Form 10-Q
period 1996-03-31
BASIC NATURAL RESOURCES INC
filed 1996-12-18
CIK 817125

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

___      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Transition period from                    to

                       Commission File Number: 33-15097-D

                          BASIC NATURAL RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

         Colorado                              84-10457105
(State or other Jurisdiction of            (I.R.S. Employer
incorporation or organization)           Identification Number)


    2450 South Shore Boulevard
     Suite 210, Houston Texas                              77573
(Address of Principal Executive Offices)                 (Zip Code)

     Registrant's telephone number, including area code: (713) 877-8080

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.00005 Par Value                     2,376,287
                                      (Shares outstanding as of March 31, 1996)

Transitional Small Business Disclosure Format (Check One)   Yes        No   X

                          BASIC NATURAL RESOURCES, INC.
                  QUARTERLY REPORT ON FORM 10-Q FOR THE INTERIM
                           PERIOD ENDED MARCH 31, 1996

                                TABLE OF CONTENTS

                                                                          Page
                                                                         Number

Part I. Financial Information

Item I. Financial Statements

        Balance Sheets at March 31, 1996 and June 30, 1995....................3

        Statements of Operations for the Nine Months Ended
        March 31, 1996 and 1995...............................................4

        Statements of Changes in Stockholders' Deficit for the  Nine Months
        Ended March 31, 1996 and the year ended June 30, 1995.................5

        Statements of Cash Flows for the Nine Months Ended March 31,
        1996 and 1995.........................................................6

        Notes to Financial Statements.........................................7

Item 2. Management's  Discussion and Analysis of Financial Condition and
        Results of Operations.................................................7

Part II. Other Information

Item 1.  Legal Proceedings....................................................8

Item 6.  Exhibits and Reports on Form 8-K.....................................8

         Signatures...........................................................9

                          BASIC NATURAL RESOURCES INC.
                                 Balance Sheets

                                                                          March 31, 1996             June 30, 1995
                                                                            (Unaudited)                 (Audited)
                                                                         ----------------          ----------------

ASSETS
Current Assets:
   Cash and cash equivalents                                             $              0          $            644
                                                                         ----------------          ----------------

            Total Current Assets                                                        0                       644
                                                                         ----------------          ----------------
             Total Assets                                                $              0          $            644
                                                                         ================          ================
LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities:
   Accounts payable and accrued liabilities                              $         28,009          $         12,372
    Loan Payable                                                                   13,200                         0
    Income taxes payable                                                                0                     3,299
                                                                         ----------------          ----------------
          Total Liabilities                                                        41,209                    15,671
Stockholder's (Deficit):
  Preferred Stock - $1 par value 10,000,000 shares authorized;
   174,865 shares of Series A Voting Preferred Stock outstanding
   at March 30, 1996 and June 30,1995                                             174,865                   174,865
  Common stock - $.00005 par value, 536,000,000
   shares authorized; 2,376,287 shares issued and
   outstanding at March 30, 1996 and 2,176,289 shares
   issued and outstanding at June 30, 1995                                            119                       109

  Additional paid-in capital                                                    4,610,729                 4,570,739
  Retained (deficit)                                                           (4,826,922)               (4,760,740)
                                                                         ----------------          ----------------

TOTAL STOCKHOLDERS' (DEFICIT)                                                     (41,209)                  (15,027)
                                                                         ----------------           ---------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' DEFICIT                                                 $              0           $           644
                                                                         ================           ===============

               See accompanying notes to the financial statements.

                          BASIC NATURAL RESOURCES INC.
                            Statements of Operations

                                                                                    Nine Months Ended
                                                                            March 31, 1996        March 31,1995
                                                                             (Unaudited)           (Unaudited)
                                                                        ------------------    ------------------

REVENUES                                                                $                0    $                0
Cost and Expenses:
    Depreciation and amortization                                                        0                51,483
    General and administrative expenses                                             69,403                   156
     Interest                                                                           81                     0
                                                                        ------------------    ------------------

        Total Costs and Expenses                                                    69,484                51,639
                                                                        ------------------    ------------------

Income (loss) from Continuing Operations:                                          (69,484)              (51,639)
    Debt forgiveness                                                                     0                53,964
    Investment income (loss)                                                             3                     0
                                                                        -------------------   ------------------
Income (loss) before income taxes                                                  (69,481)                2,325
    Income tax expense (benefit)                                                    (3,299)                    0
                                                                        -------------------   ------------------
    Net income (loss)                                                   $          (66,182)   $            2,325
                                                                        ===================   ==================
    Income (loss) per share (continuing operations)                     $             (.03)   $              .00
    Income (loss) per share (discontinued operations)                                 . 00                  . 00
                                                                        -------------------   ------------------

    Income (loss) per share                                             $             (.03)   $              .00
                                                                        ===================   ==================

               See accompanying notes to the financial statements.

                          BASIC NATURAL RESOURCES INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                    For Year Ended June 30,1995 (audited) and
              For the Nine Months ended March 31, 1996 (unaudited)

                                        Common                   Preferred             Additional       Retained           Total
                                 ---------------------     ----------------------       Paid-in        Earnings       Stockholders'
                                 Shares       Amount       Shares        Amount         Capital       (Deficit)          Deficit
                                 ---------   ---------     ---------   -----------  -------------     ------------  ---------------

Balances at June 30, 1994        2,785,746   $     139       174,865   $   174,865  $   4,446,541     $ (4,763,840) $      (142,295)
Common stock issued to
 pay liabilities                    50,000           3             0             0        124,165                0          124,168
Common stock cancelled            (659,457)        (33)            0             0             33                0                0
Net income                               0           0             0             0              0            3,100            3,100
                                -----------  ----------    ---------   -----------  -------------     ------------  ---------------
Balance at June 30, 1995         2,176,289         109       174,865       174,865      4,570,739      (4,760,740)          (15,027)
Common stock sold for
cash                               200,000          10             0             0         39,990               0            40,000
Rounding related to stock
reverse                                 (2)          0             0             0              0               0                 0
Net (loss)                               0           0             0             0              0         (66,182)          (66,182)
                               ------------ ----------    ----------   -----------  -------------    -------------  ----------------

Balances at March 31, 1996       2,376,287  $      119       174,865   $   174,865  $   4,610,729    $ (4,826,922)  $       (41,209)
                               ============ ==========    ==========   ===========  =============    =============  ================


               See accompanying notes to the Financial Statements
                                        5

                          BASIC NATURAL RESOURCES INC.
                            Statements of Cash Flows

                                                                    March 31,1996          March 31, 1995
                                                                     (Unaudited)             (Unaudited)
                                                                   -----------------      --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income from (loss)                                          $          (66,182)    $               2,325
   Adjustments  to  reconcile  net income  (loss) to net cash used in  operating activities:
      Depreciation and amortization                                                  0                        0
      Stock issued (canceled) for non-cash items                                     0                        0
      Bad debts                                                                      0                        0
      Disposition of assets                                                          0                        0

  Changes in Assets and Liabilities:
     Trade receivables                                                               0                        0
      Other receivables                                                              0                        0
      Deposits                                                                       0                        0
      Income taxes payable                                                      (3,299)                       0
      Accounts payable and accrued liabilities                                  15,637                        0
                                                                    -------------------   ---------------------

      Net cash used in Operating Activities                                    (53,844)                   2,325
CASH FLOWS FROM FINANCING ACTIVITIES:
       Loan proceeds                                                            13,200                        0
       Sale of common stock                                                     40,000                        0
                                                                    -------------------   ---------------------

       Net cash provided by financing activities                                53,200                        0
                                                                    -------------------   ---------------------

       Net increase (decrease) in cash                                            (644)                   2,325
                                                                    -------------------   ---------------------

CASH AT BEGINNING OF YEAR                                                          644                      642
                                                                    -------------------   ---------------------

CASH AT END OF PERIOD                                               $                0    $               2,967
                                                                    -------------------   ---------------------

SUPPLEMENTAL CASH FLOW INFORMATION
    Interest paid                                                   $                0    $                 235
    Income taxes paid                                                                0                        0
                                                                     ------------------   ---------------------

CASH AT END OF PERIOD                                               $                0    $                 235
                                                                    ===================   =====================


                 See accompanying notes to financial statements

                          BASIC NATURAL RESOURCES INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996


1.   Basis of Presentation

     The financial statements of Basic Natural Resources Inc. (the "Company"), included herein, are unaudited for all periods ended March 31, 1996 and 1995. They reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the audited financial statements for the years ended June 30, 1995 and 1994, which are included in the Company's annual report. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

2.   Earnings per Common and Common Equivalent Share

     Earnings per common and common equivalent share is based on the average number of common shares and dilutive common share equivalents outstanding for the nine months and the quarters ended March 31, 1996 and 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company ceased all oil and gas operations in June 1994, following the disposition of its oil and gas interests. The Company continues to seek acquisitions and mergers in the area of computer related technologies.
Management believes that an acquisition of this nature will provide an opportunity to enhance shareholder value.

Results of Operations

      Analysis of Third Quarter 1996 Compared to Third Quarter 1995

     Costs and expenses for the nine months ended March 31, 1996 declined significantly compared to the same period in 1995. The decline in costs and expenses is due to management's decision to cease all of the Company's operating activities during the period ended March 31, 1995.

Liquidity and Capital Resources

     There were no recorded revenues for the nine months ended March 31, 1996. For the period from December 31, 1995 to March 31, 1996 there was insignificant change in the Company's working capital. At December 31, 1995, the Company maintained a negative liquidity position which is evidenced by a current ratio of .006 to 1. The Company has no major capital commitments at the present time. Management continues to review potential acquisition candidates in the computer related technolgies industry in its endeavor to restructure the Company, increase the Company's current ratio and liquidity, and generate capital which would provide cash flow for future capital expansion.

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings

     This Company is involved in a lawsuit in the State of Texas which relates to an environmental matter. The Company has been advised that it will cost approximately $80,000 to perform a study to determine the extent of damage. The estimated cost related to clean-up could be in excess of $500,000. The Company currently has no means to pay any costs associated with this lawsuit. Management is negotiating a settlement agreement with the parties to resolve this matter. The proposed settlement provides for a payment of $10,000 and the issuance of 3,000,000 shares of the Company's common stock.

Item 6. Exhibits and Reports on Form 8-K

                  A.       Exhibits
                           None

                  B.       Reports on Form 8-K
                           None

                                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       BASIC NATURAL RESOURCES, INC.



Dated: December 18, 1996               By:    /s/ Samuel M. Skipper
                                          -------------------------
                                           Samuel M. Skipper
                                           Chairman of the Board