Form 10-K
period 1996-06-30
BASIC NATURAL RESOURCES INC
filed 1996-12-23
CIK 817125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")

For the Fiscal Year Ended June 30, 1996    Commission file number   33-15097-D

                          BASIC NATURAL RESOURCES, INC.
             (Exact name of Registrant as specified in its charter)

          Colorado                               84-1045715
   (State of other jurisdiction              (IRS Employer I.D. No.)
 of incorporation or organization)

2450 South Shore Boulevard, Suite 210
          League City, Texas                   77573
(Address of Principal Executive Offices)      (Zip Code)

       Registrant's telephone number, including area code: (281) 334-0708

           Securities registered pursuant to Section 12(b) of the Act:


                                      None
           Securities registered pursuant to Section 12(g) of the Act:


                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes No X

     The Registrant's revenues for its most recent fiscal year were $ -0- .

     The Registrant had 2,376,287 shares of $.00005 par value Common Stock and 174,865 shares of $1.00 par value Series A Voting Preferred Stock issued and outstanding at December 16, 1996. The aggregate market value of the voting stock held by non-affiliates of the Registrant on that date, computed by reference to the average of the bid and asked prices of the Common Stock and the par value of the Preferred Stock, was approximately $0. Total Page Including cover Exhibit Index Page

                                     PART I

ITEM 1. Description of Business

        Overview

     History of the Company. Basic Natural Resources, Inc. (the "Registrant" or the "Company") was incorporated in the State of Colorado in December 1986, under the name Euram Capital Corporation and became a public company in August 1987, at which time it completed an offering of "Units", consisting of one share of Common Stock and one Class A Warrant to Purchase the Common Stock of Euram Capital Corporation, pursuant to a Registration Statement on Form S-18 that was filed with the Securities and Exchange Commission on August 6, 1987.

     The Registrant was originally organized for the purpose of acquiring business opportunities and, if successful in that regard, in developing and operating the entities acquired. Prior to December 1991, the business of the Company consisted primarily of evaluating companies for acquisition and participation in two joint ventures related to the development, marketing, sale, and licensing of proprietary computer software and consulting services.

     In November 1988, the Registrant entered into a joint venture agreement (the "Euram Joint Venture") with Logistical Systems Techniques, Inc., a Delaware corporation doing business as Cosmos Imaging Systems ("Cosmos"), for the development and marketing of four software imaging programs. This agreement was rescinded in March 1990. On August 1, 1990, the Registrant entered into a new joint venture agreement to market, distribute, sell, and license certain of Cosmos' line of proprietary computer imaging software and consulting services (the "Euram/Cosmos Joint Venture"), which resulted in the Registrant investing approximately $377,000 in Cosmos, in the form of capital contributions and loans, to complete development and refinement of Cosmos' software programs, and to begin a national marketing program. Effective October 20, 1990, the Registrant entered into a joint venture agreement with SC Special Computer Corporation GmbH ("SC Joint Venture") to complete the final development and to initiate the commercial marketing of software programs developed by SC Special Computer Corporation GmbH.

     Upon approval of the shareholders of record at the Company's annual meeting on December 27, 1990, the name of the Company was changed from Euram Capital Corporation to Basic Natural Resources, Inc.

     On February 28, 1991, the Registrant, along with Cosmos, entered into an Agreement with Dynatech Computer Systems ("Dynatech"), a Massachusetts corporation. Pursuant to such agreement, Dynatech acquired all of the Registrant's rights, title, and interest in and to the Euram/Cosmos Joint Venture.

     On December 27, 1991, the Registrant substantially altered the nature and extent of its business by completing the purchase of 93% of the issued and outstanding common stock of Diversified Land & Exploration Co., a Utah corporation, and its subsidiaries (collectively "Diversified") in exchange for approximately 292,000,000 shares of the Registrant's Common Stock; and at the same time, the Registrant abandoned the Euram/Cosmos Joint Venture and the SC Joint Venture. Following the purchase and exchange of shares, Diversified became a subsidiary of the Registrant.

     As a result of the Company's acquisition of Diversified in December 1991, and of subsequent acquisitions, the Registrant became a natural resources oriented corporation, with natural gas processing and transportation operations or interests in eight states. The Registrant's business activities included natural gas gathering, processing, transportation and marketing services, and the ownership, development and production of oil, natural gas and natural gas liquids for its own account. The Registrant also invested in other mineral properties such as gold, silver and gypsum.

     In March 1992, the Company's management elected to change the Company's accounting period to coincide with the fiscal year end date of June 30, the date utilized by Diversified, the Company's predominate operating business.

     During the year ended June 30, 1995, the Company entered into a settlement agreement with a shareholder group to return 659,547 shares of the common stock of the Company owned by entities of certain individual officers and directors and removed Diversified as a subsidiary of the Company. Following the disposition of Diversfied, the Company ceased operations related to the oil and gas segment. The Company continues to seek acquisitions and mergers in the area of computer related technologies. Management believes that an acquisition of this nature will provide an opportunity to enhance shareholder value.

     Financial Information about Industry Segments

     The Registrant, prior to its disposition of Diversified, was conducting operations and pursuing acquisitions in three industry segments: oil, natural gas and natural gas liquids development and production; contract oil industry services; and mineral resource acquisition and development.

     Information related to the Registrant's operations in these different industry segments is as follows:

                                                                   6/30/96           6/30/95            6/30/94
Revenues
    Oil and gas production                                    $              -   $           -     $             -
    Contract service and management revenues                  $              -   $           -     $   19,695
Operating profit (Loss)
    Oil and gas production                                    $               -  $           -     $            -
    Contract service and management revenues                  $               -  $(68,869)         $(451,449)
Identifiable assets
    Oil and gas properties                                    $               -  $           -     $             -
    Gas and processing and transportation                     $                - $           -     $             -
Capital expenditures
    Oil and gas properties                                    $               -  $            -    $            -
    Gas processing and transportation equipment               $               -  $            -    $            -
Depreciation, depletion and amortization
    Oil and gas properties                                    $               -  $            -    $            -
    Gas processing and transportation equipment               $               -  $            -    $ 158,215

     Revenues by industry segment represent revenues as reported in the consolidated statements of operations. Operating profit (loss) represents total revenues net of total operating expenses, including oil and gas production costs, depreciation, depletion, and amortization.

     Narrative Description of Business.

     Following the disposition of Diversfied in June 1995, the Company has not engaged in any active operations of any type. The Company continues to seek acquisitions or mergers that will provide an opportunity to enter the computer technology and software industries.

     Employees.

     As of June 30, 1996, the Registrant did not employ any full-time employees.

ITEM 2. PROPERTIES

     General

     The  Registrant's   corporate   offices  at  June  30,  1996,   consist  of
approximately 1,000 square feet of space which is leased on a month-to-month term at a monthly rental of less than $1,000.


ITEM 3. LEGAL PROCEEDINGS

     Other than routine litigation incidental to the business of the Registrant, the only pending legal proceedings of which management is aware to which the Registrant or any of its directors or officers is a party, or which any Registrant's property is the subject, are as follows:

     1. During the year ended June 30, 1994, a shareholder group brought an action against two individuals who were officers and directors of the Company. As part of the settlement, the shareholders agreed to drop all claims if the two individuals resigned as directors and officers of the Company, returned a total of 659,457 shares of the common stock of the Company held by entities which were owned and operated by the two officers and directors, and removed three subsidiaries of the Company, Diversified Land & Exploration Company, Wilson Development Corp. and Diversified Production Services Inc. The 659,457 shares of common stock were returned to the Company and canceled during the year ended June 30, 1995.

     2. The Company is involved in a lawsuit in the State of Texas which relates to an enviromental matter. The Company has been advised that it will cost approximately $80,000 to perform a study to determine the extent of damage. The estimated cost related to clean-up could be in excess of $500,000. The Company currently has no means to pay any costs associated with this lawsuit. Management is negotiating a settlement agreement with the parties to resolve this matter. The proposed settlement provides for a payment of $10,000 and the issuance of 3,000,000 shares of the Company's common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the Company's fiscal year, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information

     The Registrant's Units, consisting of one share of Common Stock and one Class A Warrant to Purchase the Common Stock of the Company commenced trading in the NASDAQ over-the- counter market in October 1987. In December 1988, the Registrant effected a 2:1 split increasing the number of Units from 9,000,000 to 18,000,000. In December 1991, the Registrant effected a 1:50 split of its Units. Each Unit consists of one share of common stock, $.00005 par value ("Common Stock") and one A Warrant. The Class A and Class B Warrants expired on August 31, 1996. The Unit components are detachable and separately tradable; however, no market presently exists except for the Common Stock.

     The following table sets forth, for each full quarterly period during the Company's three most recent fiscal years, the high and low closing bid prices for the Registrant's Common Stock as reported by the National Quotation Bureau Inc., and Greenway Capital Corp., a member of the National Association of Securities Dealers, Inc. Such quotations are inter-dealer quotations without retail mark-ups, mark-downs, or commissions, and may not represent actual transactions.


                                                        High           Low
1996
June 30, 1996                                              -             -
March 31, 1996                                             -             -
December 31, 1995                                          -             -
September 30, 1995                                         -             -
1995
June 30, 1995                                              -             -
March 31, 1995                                             -             -

                                                        High           Low
1995 (continued)
December 31, 1994                                          -             -
September 30, 1994                                         -             -
1994
June 30, 1994                                              -             -
March 31, 1994                                             -             -
December 31, 1993                                        1-1/2           1-1/2
September 30, 1993                                       1-1/2           1-1/2

     On June 30, 1996, the last reported sales price of the Company's common stock as reported by the National Quotation Bureau Inc. was $0.00.

     Shareholders of Record

     The approximate number of shareholders of record of each class of equity securities of the Registrant as of June 30, 1996, are as follows:

                                                                  Number of
                                   Title of Class                Record Holders
Common Stock, $.00005 Par Value ..................................     96
$1.00 Par Value Series A Voting Preferred Shares..................      8

     Dividends

     The Registrant has never declared or paid a cash dividend on its Common Stock. The Registrant does not intend to pay a cash dividend in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                                       Years Ended June 30,

                                             1996            1995             1994              1993              1992
                                      ---------------- ---------------- ---------------- ------------------ ----------
Summary of Operations
Revenues                              $            -   $           -    $       19,695   $      1,133,426   $     1,676,823
Contract costs                                     -                -          (25,444)         1,212,011           498,546
General and administrative costs              69,403           68,644          332,873            269,416           527,803
Interest expense                                  81              225            5,500                  -           490,266
Depreciation and amortization                      -               -           158,215            106,000           131,948
                                      ---------------- ---------------- ---------------- ------------------ ---------------
Net income (loss) from
 continuing operations                        (69,484)        (68,869)        (451,449)           (454,001)           28,260
Other income (loss)                                 3          71,969       (1,496,264)            299,665           279,588
Provision for income taxes                      3,299               -             (900)               (900)            (900)
Income (loss) from
 discontinued operations                            -               -          290,685                   -                -
                                      ---------------- ---------------- --------------   ------------------ ---------------
Net income (loss)                     $       (66,182) $           3,10 $   (1,657,928)  $        (155,236) $       306,948
Net income (loss) per common share               (.03)             (.00)          (.58)               (.05)             .12
Summary of Balance Sheet Data

Working capital (Deficit)                      (41,209)         (15,027)       (142,295)           (277,832)         (548,610)

Total Assets                          $              -  $           644 $           642  $        1,932,297  $      3,013,650


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Significant Developments During the Year. During the fiscal year ended June 30, 1996, the Company had no active operations, $0 in cash, a working capital deficit of $41,209, and accumulated losses of $4,826,922.

     Mr. Samuel M. Skipper was elected as the sole director, and appointed to the position of Chairman of the Board, President and Chief Executive Officer on August 17, 1995. Mr. Skipper continues to hold the positions of Sole Director, Chairman of the Board, President and Chief Executive Officer of the Company. The Company is considering entering into the business of computer technology, and is also considering a change in management.

     Current Strategy. The Company continues to seek acquisitions and mergers in the area of computer related technologies. Management believes that an acquisition of this nature will provide an opportunity to enhance shareholder value.

     Liquidity and Capital Resources.

     At June 30, 1996, the Company maintained a negative liquidity position. The Company has no major capital commitments at the present time; however, management continues to pursue acquisitions which offer to improve the Company's current ratio and liquidity, and provide cash flow necessary for future capital expenditures and acquisitions.

     The selected consolidated financial data presented below has been derived from the Consolidated Financial Statements of the Registrant including the notes to the Consolidated Financial Statements, appearing elsewhere herein, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                              Page
Report of Independent Auditors...................................................................................10
Consolidated Balance Sheets at June 30, 1996 and 1995............................................................11
Consolidated Statements of Operations for the years ended June 30, 1996, 1995, and 1994 .........................12
Consolidated Statements of Changes of Stockholders' Equity (Deficit) for the years ended
         June 30, 1996, 1995, and 1994...........................................................................13
Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1995, and 1994..........................14
Notes to Consolidated Financial Statements .................................................................15 - 20

                                 SMITH & COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                      CRANDALL BUILDING SUITE 700
AMERICAN INSTITUTE OF                            10 WEST 100 SOUTH
     CERTIFIED PUBLIC ACCOUNTANTS                SALT LAKE CITY, UTAH 84101
UTAH ASSOCIATION OF                              TELEPHONE:       (801) 575-8297
     CERTIFIED PUBLIC ACCOUNTANTS                FACSIMILE:       (801) 575-8306
--------------------------------------------------------------------------------




                          INDEPENDENT AUDITOR'S REPORT


The Stockholders and
The Board of Directors
Basic Natural Resources, Inc.


We have audited the accompanying consolidated balance sheets of Basic Natural Resources, Inc. and Subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended June 30, 1996, 1995, and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Basic Natural Resources, Inc. and Subsidiaries as of June 30, 1996 and 1995 and the results of their operations and their cash flows for the years ended June 30, 1996, 1995, and 1994 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has a working capital deficiency of $41,209 as of June 30, 1996, and has incurred accumulated losses of $4,826,922 at that date. As discussed in Note 8, the Company's ability to generate sufficient cash flows to meet its obligations and sustain its operations cannot be determined at this time. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                                 /s/ Smith & Company
                                                Certified Public Accountants


Salt Lake City, Utah
December 11, 1996

                          BASIC NATURAL RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 1996 and 1995


ASSETS
                                                                                          1996                   1995
                                                                                  ------------------      -----------
CURRENT ASSETS

              Cash and equivalents                                                $                0      $            644
                                                                                  ------------------      ----------------

                                                         TOTAL CURRENT ASSETS                      0                   644
                                                                                  ------------------      ----------------

                                                                 TOTAL ASSETS     $                0      $            644
                                                                                  ==================      ================


LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

              Accounts payable and accrued liabilities                            $           28,009      $         12,372
              Loan payable (Note 9)                                                           13,200                     0
              Income taxes payable                                                                 0                 3,299
                                                                                  ------------------      ----------------

                                                    TOTAL CURRENT LIABILITIES                 41,209                15,671

Contingent liability (Note 10)                                                                     0                     0
                                                                                  ------------------      ----------------

                                                            TOTAL LIABILITIES                 41,209                15,671

STOCKHOLDERS' (DEFICIT) (Note 7)
              Preferred  stock  - $1 par  value  10,000,000  shares  authorized;
                174,865 shares of Series A Voting Preferred Stock outstanding at
                June 30,  1996 and 1995,  and 0 shares  of Series A  Convertible
                Preferred Stock outstanding at June 30, 1996, and June 30, 1995.             174,865               174,865

              Common stock - $.00005 par value  536,000,000  shares  authorized;
                2,376,287  shares  issued and  outstanding  at June 30, 1996 and
                2,176,289 shares issued and outstanding at June 30, 1995.                        119                   109

              Additional paid-in capital                                                   4,610,729             4,570,739
              Retained (deficit)                                                          (4,826,922)           (4,760,740)
                                                                                  ------------------      -----------------
                                                TOTAL STOCKHOLDERS' (DEFICIT)                (41,209)              (15,027)
                                                                                  ------------------      ----------------

                                                                                  $                0      $            644
                                                                                  ==================      ================


See accompanying notes to these financial statements.

                          BASIC NATURAL RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended June 30, 1996, 1995, and 1994

                                                           1996                       1995                       1994
                                                   --------------------       -------------------       -------------

Revenues                                           $                  0                  $       0      $           19,695

Costs and Expenses
           Contract Costs                                             0                         0                  (25,444)
           Depreciation and amortization                              0                         0                  158,215
           General and administrative expenses                   69,403                    68,644                  332,873
           Interest                                                  81                       225                    5,500
                                                   --------------------       -------------------       ------------------

           Total Costs and Expenses                              69,484                    68,869                  471,144
                                                   --------------------       -------------------       ------------------

Income (loss) from
           Continuing Operations:                               (69,484)                  (68,869)                (451,449)

Other Income (Expense):
           Bad debts                                                  0                         0                  (86,596)
           Decline in value of property                               0                         0               (1,468,348)
           Debt forgiveness (Note 3)                                  0                    71,952                   52,321
           Investment income (loss)                                   3                        17                      359
           Gain (loss) on sale of assets                              0                         0                    6,000
                                                   --------------------       -------------------       ------------------
           Net other income (expense)                                 3                    71,969               (1,496,264)
                                                   --------------------       -------------------       ------------------

Income (Loss)
           Before Income Taxes                                  (69,481)                    3,100               (1,947,713)

Income tax expense (benefit)                                     (3,299)                        0                      900
                                                   --------------------       -------------------       ------------------

Income (Loss) Before
           Discontinued Operations                              (66,182)                    3,100               (1,948,613)

Discontinued Operations:
           Gain on disposal of subsidiary                             0                         0                  290,685
                                                   --------------------       -------------------       ------------------

Net Income (Loss)                                  $            (66,182)      $             3,100       $       (1,657,928)
                                                   ====================       ===================       ==================

Income (Loss) Per Share
           (Continuing Operations)                 $               (.03)      $               .00       $             (.68)

Income (Loss) per share
           (Discontinued operations)                                .00                       .00                      .10
                                                   --------------------       -------------------       ------------------

Income (Loss) Per Share                            $               (.03)      $               .00       $             (.58)
                                                   ====================       ===================       ==================


See accompanying notes to these financial statements.

                          BASIC NATURAL RESOURCES, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    Years ended June 30, 1996, 1995, and 1994


                                                                                     Additional     Retained         Total
                                         Common                  Preferred             Paid-In      Earnings      Stockholders'
                                    Shares      Amount        Shares      Amount       Capital      (Deficit)     Equity (Deficit)

BALANCES AT JUNE 30, 1993          2,861,230  $       143      404,865  $  404,865   $ 5,180,932   $(2,962,265)   $      1,547,315

Common stock canceled               (124,000)          (6)                                                                      (6)
Common stock issued to pay
  liabilities                         48,500            2                                193,384                           193,386
Rounding related to stock reverse         16
Preferred stock canceled                                      (230,000)   (230,000)     (920,000)                       (1,150,000)
Adjust unrealized decline in value
  of property and equipment                                                                                              1,076,360
Disposition of subsidiary                                                                 (7,775)      (143,647)          (151,422)
Net loss                                                                                             (1,657,928)        (1,657,928)
                                  ----------   -----------   ----------  ----------   -----------   -----------         ----------

BALANCES AT JUNE 30, 1994          2,785,746           139      174,865     174,865     4,446,541    (4,763,840)          (142,295)

Common stock issued to
  pay liabilities                     50,000             3                                124,165                          124,168
Common stock canceled               (659,457)          (33)                                    33
Net income                                                                                                3,100              3,100
                                  ----------   -----------   ----------  ----------   -----------   -----------         ----------

BALANCES AT JUNE 30, 1995          2,176,289           109      174,865     174,865     4,570,739    (4,760,740)           (15,027)

Common stock sold for cash           200,000            10                                 39,990                           40,000
Rounding related to stock reverse         (2)
Net loss                                                                                                 (66,182)          (66,182)
                                  ----------   -----------   ----------   ----------   -----------   -----------        ----------


BALANCES AT JUNE 30, 1996          2,376,287   $       119      174,865   $  174,865   $ 4,610,729   $(4,826,922)       $  (41,209)
                                  ==========   ===========   ==========   ==========   ===========   ===========        ==========



See accompanying notes to these financial statements.

                          BASIC NATURAL RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended June 30, 1996,1995, and 1994

                                                                       1996              1995            1994
                                                                   -------------     -------------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $     (66,182)    $       3,100   $ (1,657,928)

Adjustments  to  reconcile  net  income  (loss) to net cash
   provided  (used) in operating activities:
      Depreciation and amortization                                            0                 0        158,215
      Stock issued (canceled) for non-cash items                               0                 0            (31)
      Bad debts                                                                0                 0         86,596
      Disposition of assets                                                    0                 0      1,316,963

Changes in assets and liabilities:
      Trade receivables                                                        0                 0          4,676
      Other receivables                                                        0                 0         77,646
      Deposits                                                                 0                 0          2,866
      Income taxes payable                                                (3,299)                0         (1,211)
      Accounts payable and accrued liabilities                            15,637            (3,098)       (47,448)
                                                                   -------------     -------------   ------------


Net Cash Provided (Used) in Operating Activities                         (53,844)                2        (59,656)


CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of securities traded                                                      0                 0         38,756
Increase (decrease) in restricted certificate of deposit                       0                 0          5,664
                                                                   -------------     -------------   ------------

Net Cash Provided by Investing Activities                                      0                 0         44,420

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds                                                             13,200                 0              0
Sale of common stock                                                      40,000                 0              0
                                                                   -------------     -------------   ------------

Net Cash Provided by Financing Activities                                 53,200                 0              0
                                                                   -------------     -------------   ------------

Net Increase (Decrease) in Cash                                             (644)                2        (15,236)

CASH AT BEGINNING OF YEAR                                                    644               642         15,878
                                                                   -------------     -------------   ------------

CASH AT END OF YEAR                                                $           0     $         644   $        642
                                                                   =============     =============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                      $          81     $         225   $      5,500
Income taxes paid                                                              0                 0              0
                                                                   -------------     -------------   ------------

                                                                   $          81     $         225   $      5,500
                                                                   =============     =============   ============



See accompanying notes to these financial statements.

                          BASIC NATURAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The Company was originally incorporated in Colorado on December 31, 1986 as Euram Capital Corporation ("Euram"), and became a public company in August 1987. The Company was originally organized for the purpose of acquiring business opportunities. In 1990, the Company changed its name to Basic Natural Resources, Inc. ("BNR") and acquired 95% of the outstanding stock of Diversified Land & Exploration ("DL&E") and subsidiaries ("Diversified"), a provider of engineering, accounting, and operating services to the oil and gas industry.

          The Company and its subsidiaries (see below) were previously engaged in the business of acquiring, exploring, and developing real estate, minerals, oil, and gas. The Company was concentrating its efforts in Oklahoma, Texas, Kansas, Illinois, Indiana, Colorado, Wyoming, and Louisiana.

          The Company is currently looking for new business opportunities.

          Basis of Presentation
          The financial statements for 1995 and 1996 are for the Company only, as the Company's subsidiaries, BNR Minerals, Inc. and BNR Realty, Inc. are inactive.

          The consolidated financial statements for 1994 included the accounts of BNR and its subsidiaries: DL&E ( a 95% owned subsidiary), BNR Minerals, Inc. (a wholly owned subsidiary), and BNR Realty, Inc. (a wholly owned subsidiary). The financial statements also include the accounts of Diversified Production Services, Inc. ("DPS") (owned 100% by DL&E) and Wilson Development Corp ("Wilson") (owned 56% by DL&E). All significant intercompany transactions and balances have been eliminated. Effective June 30, 1994 the Company no longer owned DL&E.

          Separate sales and net income of BNR and DL&E are as follows:

                                                                         Year Ended June 30,
                                                   -----------------------------------------
                                                         1996                  1995                 1994
                                                   -----------------    -----------------    -----------

                  Operating Revenues
                             BNR                   $               0    $               0    $          19,695
                             DL&E                                  0                    0                    0

                  Net Income (loss)
                             BNR                   $         (66,182)   $           3,100    $      (1,606,722)
                             DL&E                                  0                    0              (51,206)

          Property and Equipment
          Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, principally three to five years.

          Oil and Gas Exploration and Production Operations
          The successful efforts method of accounting is followed for costs incurred in oil and gas exploration and production operations.

          Capitalization Policy - Acquisition costs for proved and unproved properties are capitalized when incurred. Costs of unproved properties are transferred to proved properties when proved reserves are found. Exploration costs, including geological and geophysical costs and costs of carrying and retaining unproved properties will be charged against income as incurred. Exploratory drilling costs will be capitalized initially; however, if an exploratory well is plugged and abandoned, such capitalized costs will be charged to expense, as dry hole costs, at that time.

          Development costs will be capitalized. Costs incurred to operate and maintain wells and equipment and to lift oil and gas to the surface are generally expensed.

          Leasehold Impairment and Depreciation, Depletion, and Amortization Unproved properties whose costs are individually significant are evaluated for impairment by management. Impairment of unproved properties whose acquisition costs are not individually significant will be provided for through amortization of the portion of such properties not expected to become producing over their projected holding periods; costs of such properties surrendered or abandoned will be charged to accumulated amortization.

                          BASIC NATURAL RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 1996


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


          The acquisition costs of proved properties are depleted by the unit of production method based on proved reserves. Capitalized exploratory drilling costs which result in the discovery of proved reserves and development costs will be amortized/depreciated by the unit of production method based on proved developed reserves. The unit determination will be by field.

          Mining Operations

          Capitalization Policy - Property acquisition costs will be capitalized. Exploration costs and costs of carrying and retaining undeveloped properties will be charged against income as incurred. Mine development costs incurred prior to the operating stage or to increase the capacity or productivity of operating mines will be capitalized. Mine development costs incurred to maintain current production will be generally expensed. Expenditures for plant and mine equipment for significant additions and replacements will be capitalized. Other plant and mining equipment costs will be generally charged against income as incurred. Mobile equipment acquisitions are capitalized.

          Depreciation and Depletion - Property acquisition costs and capitalized development costs will be depleted by the unit of production method based on proven reserves. Capitalized plant and equipment will be generally depreciated over the lesser of their useful lives or the life of the proven reserves. Depreciation over the life of reserves will be on a unit of production basis, while depreciation over useful lives will be principally on a straight-line basis.

          Taxes
          Deferred income taxes will be provided for those items of revenue and expense which will be recognized in different periods for financial reporting than for income tax purposes.

          Net Income Per Share Amounts

          Net income per common share amounts are computed based on the weighted average number of common shares outstanding as follows:

                                            1996      1995        1994
          Weighted  average  common
            shares  outstanding        2,276,289   2,785,746   2,861,230



          Revenue and Cost Recognition

          Revenues from fixed price (turnkey) drilling contracts are accounted for on the percentage-of- completion method of accounting under which revenues are recorded for costs incurred plus a portion of the profit expected to be realized. Profits expected to be realized on the contracts are based on the Company's estimate of total revenues and costs at completion. These estimates are reviewed and revised periodically through the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made. Losses on contracts are recorded in full as they are identified.

          Contract costs include all direct material and labor costs (including drilling and completion costs and geological surveys) and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred.

          Costs and estimated profit in excess of billings on contracts comprise revenues recognized on contracts for which billings have not been presented to the contract owners at the balance sheet date (Note 3). Such revenues are expected to be billed and collected generally within one month and are included in trade receivables in the accompanying balance sheets.

          Billings in excess of costs plus estimated profit on uncompleted contracts represent amounts billed to contract owners in excess of revenues recognized.

          Additionally, the Company provides administrative and accounting services to certain oil and gas partnerships for which it receives management fees and performs various consulting services for which it receives consulting fees. Consulting fees are recorded as revenue upon completion of the related services.

          Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                          BASIC NATURAL RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 1996


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          Cash and Equivalents

          For purposes of reporting cash flows, the Company considers all cash accounts which are not subject to withdrawal restrictions or penalties, and certificates of deposit with original maturitities of 90 days or less to be cash or cash equivalents.

NOTE 2: ACQUISITIONS / DISPOSITIONS

          Effective December 31, 1990, the Company issued 1,168,000 shares of its common stock in exchange for 29,852,896 shares of DL&E's common stock (representing 93% of all the outstanding common stock of DL&E as of December 31, 1990). This transaction was accounted for as a pooling-of-interest. Effective June 30, 1994 the Company no longer owed DL&E.

          In March 1991, the Company acquired four (4) natural gas processing plants in Illinois and Indiana (collectively, the "Illinois Plants") valued at $1,000,000 for 80,000 shares of the Company's common stock and a non-recourse note payable in the amount of $2,202,752. The note has an interest rate of 10%. The shares of the Company's common stock were pledged to a bank to secure a $2,000,000 loan to the sellers of the Illinois Plants. The loan was subsequently paid and the Company's shares were distributed to the sellers.

          In April 1991, the Company entered into an agreement with seven unrelated limited partnerships to acquire the assets of such limited partnerships (the "Limited Partnerships") in exchange for shares of the Company's Series A Convertible Preferred Stock and non-recourse notes totaling $4,600,000. The transactions closed effective June 30, 1991. Also in April 1991, the Company agreed to exchange certain shares of its common stock for shares of common stock of three unrelated public companies: Members Service Corporation, Halo Holdings Group, Inc. and Associated Trades, Inc. ("Associated"). The shares of stock of Associated were subsequently converted into shares of stock of Logos International, Inc. ("Logos") as a result of a merger between Associated and Logos.

          On June 22, 1991, the Company entered into an agreement with the shareholders of Industrial Gas Services, Inc., a Colorado corporation ("IGS"), pursuant to which the Company acquired for 44,000 shares of its common stock all of the issued and outstanding common stock of IGS. The agreement with IGS was effective July 1, 1991, making IGS a wholly-owned subsidiary of the Company. The Company subsequently agreed to sell IGS back to its shareholders in December, 1991.

          On June 26, 1991, the Company entered into an agreement to purchase a 26-mile pipeline located in the Raton Basin area of Huerfano County, Colorado (the "Raton Pipeline") from an unrelated joint venture. The acquisition was effective June 30, 1991 and resulted in the Company issuing 56,000 additional shares of its common stock and a non-recourse, non-interest-bearing note in the principal amount of $1,120,000 to the sellers. Additionally, the Company granted the holders of said note the option to convert the note into additional shares of common stock of the Company on the second anniversary date of the transaction.

          Effective June 30, 1994 the Company canceled 230,000 shares of its preferred stock and $4,600,000 of non-recourse notes, and returned assets to seven limited partnerships. The Company considered the partnerships to be in default on various terms of the original agreement.

          Effective June 30, 1994, the Company had abandoned all operations.

NOTE 3: RELATED PARTY TRANSACTIONS

          At June 30, 1995, the Company owed $-0- to related parties for accounts payable and accrued expenses. During the year ended June 30, 1994 the Company removed $52,321 from the books previously recorded as due to the Company's former President for consulting fees for prior years. The obligation was removed from the books and recorded as debt forgiveness because the former President has been unable to provide evidence that a consulting contract exists. It is possible that the former President could make a claim for these fees. If a claim is made, it will be considered at that time. During the year ended June 30, 1995, the Company recorded $70,452 of debt forgiveness income from related parties. The amount represents actual funds given to the Company or other amounts paid on behalf of the Company.

          During the year ended June 30, 1996, the Company's President was paid $43,348 in consulting fees.

                          BASIC NATURAL RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 1996



NOTE 4: INCOME TAXES

          The provision for income taxes for the year ended June 30, 1994 consisted solely of state income taxes (state franchise taxes) currently payable. During the years ended June 30, 1996 and 1995, the Company did not operate in states where a minimum tax is imposed, or the tax is immaterial to the financial statements and has not been recorded.

          As of June 30, 1996, the Company has available for Federal income tax purposes net operating loss carryforwards of approximately $3,058,000 expiring through 2,010. The Company may not be able to utilize such carryover due to change of ownership and the requirement for the continuation of the same type of business activities.

NOTE 5: MAJOR CUSTOMERS

          One customer accounted for approximately 76% of the Company's revenues during the year ended June 30, 1994.

NOTE 6: COMMITMENTS AND CONTINGENCIES

          Leases
          The Company leases its corporate and branch offices, and certain office equipment and furniture under several operating lease agreements. The Company is obligated to pay certain repairs, maintenance and insurance in connection with certain leases. Rental expense was $250, $0 and $13,906 for the years ended June 30, 1996, 1995, and 1994 respectively.

          Litigation
          The Company is involved in lawsuits in the normal course of business as both plaintiff and defendant. Management believes, based on the advice of counsel, that these lawsuits will not have a material adverse effect on the consolidated financial statements of the Company.

          During the year ended June 30, 1994, a shareholder group brought an action against two individuals who were Officers and Directors of the Company. As part of the settlement, the Investors agreed to drop all claims if the individuals left the Company, returned the Company's stock owned by entities of the individuals, and took Diversified Land and Exploration and subsidiaries out of the Company. 659,457 shares of the Company's common stock were canceled during the year ended June 30, 1995 as part of the settlement agreement.

NOTE 7: STOCKHOLDERS' EQUITY

          In fiscal 1989, the Company effected a two-for-one split of its Common Stock and reduced the par value per share from $.0001 to $.00005. In fiscal 1991, the Company effected a one-for-fifty reverse split of its Common Stock. In fiscal 1995 the Company effected a one-for-five reverse split of its Common Stock. All share and per share amounts in the accompanying financial statements and notes have been adjusted to reflect the stock splits.

          Preferred Stock

          The Company has 10,000,000 shares of $1.00 par value Preferred Stock authorized for issuance. Such preferred stock can be divided into classes or series at the discretion of the Board of Directors. At the present time the Company has designated two (2) classes: Series A Preferred Stock: $1.00 par value Voting Preferred Stock, consisting of 174,135 shares (the "Voting Preferred Shares"); and $1.00 par value Series A Convertible Preferred Stock (the "Convertible Preferred Shares"), consisting of 2,000,000 shares.

          The Voting Preferred Shares are callable and redeemable at the option of the Company. In addition to the cash redemption price of $1.00 per share, holders of the Voting Preferred Shares are entitled to two shares of Common Stock for each of the Voting Preferred Shares redeemed. Holders of the Voting Preferred Shares are entitled to vote on all matters to be voted upon by the shareholders, have a liquidation preference of $1.00 per share before any winding-up of the Company, and are entitled to such dividends as may be declared by the Board of Directors. The Voting Preferred Shares have no preemptive rights or sinking fund provisions.

          The Convertible Preferred Shares carry the same preferences and rights as the Voting Preferred Shares except that the Convertible Preferred Shares have no voting rights, are callable and redeemable, at the option of the Company, at a redemption price of $10.00 per share in cash or in shares of Common Stock of the Company, and are convertible by the holders into two(2) shares of the Company's Common Stock commencing as of the date of issuance and continuing thereafter for a period ending on the second anniversary of such issue date.

                          BASIC NATURAL RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 1996


NOTE 7: STOCKHOLDERS' EQUITY (continued)

          Warrants
          The Company has 360,008 Class A Warrants to purchase Common Stock ("Class A Warrants") issued and outstanding in connection with the initial public offering in 1987 (Note 1).

          A Class A Warrant entitles its holder to purchase one share of the Company's Common stock and one Class B Warrant to purchase Common Stock ( the "Class B Warrant") at a price of $2.50. The Class B Warrant entitles its holder to purchase one share of the Company's Common Stock at $5.00. The Company has the right to redeem the warrants upon 30 days written notice to the warrant holders at a price of $1.00 per warrant.

          No warrants have been issued since the public offering and, as of June 30, 1995, all warrants are exercisable and remain outstanding. The warrants expired August 31, 1995.

          Common Stock
          During the year ended June 30, 1994, the Company issued 48,500 shares of Common Stock to settle $193,386 of accounts payable or debt.

          During the year ended June 30, 1995, the Company issued 50,000 shares of Common Stock to settle $124,168 of accounts payable.

          During the year ended June 30, 1996, the Company sold 200,000 shares of common stock for $40,000 cash.

          Valuation Allowance
          During fiscal 1991 and 1992, the Company acquired oil and gas assets, a mineral property, and services in exchange for the Company's common stock and preferred stock. The value of these assets and services was determined by the Company's board of directors in arm's length negotiations with the sellers of the assets and providers of services, who in each case were unrelated to the Company. Among the factors considered by the board in determining the value of such assets were the results of prior operations of the assets, the future potential of the assets and, to a lesser extent, the salvage value of the assets. The values assigned to these assets were considered to be amounts which could be realized in the normal course of business or in a subsequent resale of such assets as "going concerns." The assets and services acquired by the Company in exchange for its common stock and preferred stock were available due largely to the fact that the domestic oil and gas industry is in the middle of a severe depression: this, coupled with the general U.S. economic recession, has also made professional services such as financial and accounting consulting services, available for consideration other than cash.

          While the domestic oil and gas industry is attempting to recover, shortly after the Company's acquisition of the natural gas related assets, the bottom dropped out of domestic natural gas and natural gas liquids' prices. As a result of the deteriorating condition of the domestic oil and gas industry, particularly with respect to the natural gas and natural gas liquids markets, many of the owners of the oil/gas wells, shortly after the close of fiscal 1991, elected to "shut-in" their wells pending an upturn in oil/gas prices: this resulted in the Company's "shutting in" all but 5 of its oil and natural gas related properties. The decision to "shut-in" certain properties was strictly a function of economics brought on by the continuing fall in the prices paid for domestic natural gas and natural gas liquids; in February, 1992 prices for natural gas and natural gas liquids reached the lowest price for any month since reporting of spot natural gas sales began in 1985.

          As a result of the Company's decision to shut-in the majority of its oil and natural gas related properties, there is no assurance that these assets could be disposed of by the Company at a price equal to their acquisition cost. Inasmuch as the value of gas gathering, gas processing and gas transportation equipment is largely predicated on the value of such assets as a "going concern", or otherwise on salvage value, and as certain of the company's assets were not operating at the end of fiscal 1992 and as far as its ultimate development and sale of minerals from its mineral properties have not commenced, the Company has elected to establish a "Valuation Allowance" in the amount of $1,076,360 by way of a charge to Stockholders' Equity. This charge represents a reduction in the carrying amount of the assets not currently income-producing that would likely result if the Company were forced to liquidate these assets for salvage value. At such time that the presently non-producing assets are transferred to a producing status, or sold, the Valuation Allowance will be adjusted accordingly. During the year ended June 30, 1994 the Company determined that it will most likely not recover its cost and charged the cost of all property, plant, and equipment to expense.

                          BASIC NATURAL RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 1996


NOTE 8: GOING CONCERN CONSIDERATION

          The financial statements have been prepared in accordance with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has a working capital deficiency of $41,209 and presently has a retained deficit of $4,826,922. In addition, the Company has used, rather than provided, cash in operations with a corresponding adverse effect upon liquidity.

          The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

          The Company's continued existence as a going concern is dependent upon the success of future operations and its ability to generate cash flow to meet its obligations on a timely basis. Although it cannot be assumed that the Company will be able to continue as a going concern in view of its weakened financial condition, management believes that sources of working capital will be found that will allow the Company to continue as a going concern.

NOTE 9: LOAN PAYABLE

          At June 30, 1996, the Company owes $13,200 to an entity for funds advanced to the Company. The loan has no stated interest rate and is due on demand.

NOTE 10: CONTINGENT LIABILITY

          The Company is involved in a lawsuit in Texas related to environmental problems. It is expected that it will cost $80,000 for a study to determine the extent of damage and that costs to clean-up the damage could be in excess of $500,000. The Company is a defendant along with other entities, each of which have joint and several liability under Texas law. The Company currently has no means to pay any costs associated with the lawsuit. The Company's counsel is negotiating to settle the matter for $10,000 cash and 3,000,000 shares of the Company's restricted common stock.

NOTE 11: SUBSEQUENT EVENTS

          Subsequent to June 30, 1996, the Company's President is investigating possibilities of acquiring new business opportunities for the Company. If he is successful, he will most likely appoint new officers and directors and then resign.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for in ITEM 10 is incorporated by reference from information under the captions "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement, which involves the election of directors to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     The information called for in ITEM 11 is incorporated by reference under the caption "Executive Compensation" in the Company's definitive proxy statement, which involves the election of directors to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for in ITEM 12 is incorporated by reference from information under the captions "Principal Shareholders" and "Security Ownership of Management: in the Company's definitive proxy statement which involves the election of directors to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for in ITEM 13 is incorporated by reference from information under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement which involves the election of directors to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

     A.   List of Documents

              Report of Independent Auditors.....................................................................10
              Consolidated Balance Sheets at June 30, 1996 and 1995..............................................11
              Consolidated Statements of Operations for the years ended June 30, 1996,
                  1995, and 1994.................................................................................12
              Consolidated Statements of Changes of Shareholders' Equity (Deficit) for the
                  years ended June 30, 1996, 1995, and 1994......................................................13
              Consolidated Statements of Changes of Cash Flows for the years ended
                  June 30, 1996, 1995, and 1994..................................................................14
              Notes to Consolidated Financial Statements....................................................15 - 20

     2.   Financial Statement Schedules

     All of the Schedules have been omitted, since the required information is not present or is not present in amounts sufficient to require submission of the Schedule, or because the information required is included in the financial statements and notes to the consolidated financial statements thereto.

     3.   Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the period March 31, 1996 through the period ending December 18, 1996.

     4.   Exhibits

Exhibit
Number        Description

3(a)          Amendment to Articles of Incorporation (1)
3(b)          Bylaws  (1)
4(a)          Statement of Series Shares(1)
4(b)          Form of Warrant Agent Agreement and Form of Warrant Certificate(2)
4(c)          Form of Class A and Class B Common Stock Purchase Warrants(3)

(1) Incorporated herein by reference to Exhibit of same number in Registrant's Report on Form 8-K , dated December 27, 1991.

(2) Incorporated herein by reference to Exhibit of same number in Registrant's Registration Statement on Form S-18 (No. 33-15097-D) filed with the Securities and Exchange Commission, dated August 7, 1987.

(3) Incorporated herein by reference to Exhibit 10.1 of Registrant's Annual Report on Form 10-K for the year ended March 31, 1988.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                         BASIC NATURAL RESOURCES, INC.
                                         (Registrant)


                                          By:  /s/ Samuel M. Skipper
                                              Samuel M. Skipper, President
                                               and Chief Executive Officer

Dated:   December 20, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities indicated and on the dates indicated.


         Name                        Title                           Date


/s/ SAMUEL M. SKIPPER      President, Chief Executive          December 20, 1996
 Samuel M. Skipper         Officer, Chief Financial Officer,
                           Secretary and Director