Form 10QSB
period 1996-09-30
BASIC NATURAL RESOURCES INC
filed 1996-12-23
CIK 817125

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(MARK ONE)

_X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1996

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.00005 Par Value                          2,376,287
                                              (Shares outstanding as of
                                                  September 30, 1996)

Transitional Small Business Disclosure Format (Check One)   Yes        No   X

                          BASIC NATURAL RESOURCES, INC.
                 QUARTERLY REPORT ON FORM 10-QSB FOR THE INTERIM
                         PERIOD ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             Number

Part I. Financial Information

Item I. Financial Statements
                  Balance Sheets at September 30, 1996 and June 30, 1996......................................... 3

                  Statements of Operations for the Three Months Ended September  30,
                  1996 and 1995...................................................................................4

                  Statements of Changes in Stockholders' Deficit for the Year Ended
                  June 30, 1996 and Three Months Ended September 30, 1996.........................................5

                  Statements of Cash Flows for the Three Months Ended September 30,
                  1996 and 1995...................................................................................6

                  Notes to  Financial Statements..................................................................7

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...........................................................................8

Part II.          Other Information

Item 1.           Legal Proceedings...............................................................................8

Item 6.           Exhibits and Reports on Form 8-K................................................................8

                  Signatures......................................................................................9

                          BASIC NATURAL RESOURCES INC.
                                 Balance Sheets



                                                                                  September 30, 1996    June 30, 1996
                                                                                     (Unaudited)            (Audited)
ASSETS

Current Assets:

     Cash and cash equivalents                                                    $               0     $               0
                                                                                  -----------------     -----------------

                                                          Total Current Assets                    0                     0
                                                                                  -----------------     -----------------

                                                                  Total Assets    $               0     $               0
                                                                                  =================     =================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

     Accounts payable and accrued liabilities                                     $          28,009     $          28,009
     Loan payable                                                                            13,200                13,200
     Income taxes payable                                                                         0                 3,299
                                                                                  -----------------     -----------------

                                                     Total Current Liabilities               41,209                41,209

Stockholders' Deficit:

     Preferred Stock - $1 par value 10,000,000 shares authorized; 174,865 shares of Series A Voting Preferred Stock
         outstanding at September 30, 1996 and June 30, 1996                                174,865               174,865

     Common Stock - $.00005 par value, 536,000,000 shares authorized;  2,376,287 shares issued and outstanding at September 30, 1996
         and 2,376,287 shares issued and outstanding at June 30, 1996                           119                   119

     Additional paid-in capital                                                           4,610,729             4,610,729
     Retained earnings (deficit)                                                         (4,826,922)           (4,826,922)
                                                                                  -----------------     -----------------

                                                   Total Stockholders' Deficit              (41,209)              (41,209)
                                                                                  -----------------     -----------------

                                   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $               0                     0
                                                                                  =================     =================


See Accompanying Notes to the Financial Statements.

                          BASIC NATURAL RESOURCES INC.
                            Statements of Operations
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                               September 30,
                                                                                        1996                  1995
                                                                                     (Unaudited)           (Unaudited)
REVENUES                                                                          $               0     $               0

Cost and Expenses:                                                                                0                     0
                                                                                  -----------------     -----------------

                                                      Total Costs and Expenses                    0                     0
                                                                                  -----------------     -----------------

Income (loss) from Continuing Operations:                                                         0                     0

     Income tax expense (benefit)                                                                 0                     0
                                                                                  -----------------     -----------------

                                                             Net Income (Loss)    $               0     $               0
                                                                                  =================     =================

Income (loss) per share (continuing operations)                                   $            (.00)    $            (.00)

Income (loss) per share (discontinued operations)                                               .00                   .00
                                                                                  -----------------     -----------------

                                                       Income (Loss) Per Share    $            (.00)    $            (.00)
                                                                                  =================     =================




See Accompanying Notes to the Financial Statements.

                          BASIC NATURAL RESOURCES INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT

                    For Year Ended June 30,1996 (audited) and
                  For the Three Months Ended September 30, 1996
                                   (unaudited)

                                                                                        Additional      Retained         Total
                                    Common                        Preferred               Paid-in       Earnings     Stockholders'
                            Shares          Amount         Shares         Amount          Capital       (Deficit)       Deficit
                         -------------  -------------  --------------  -------------  -------------  --------------  ----------
Balances at June 30,
   1995                      2,176,289  $         109         174,865  $     174,865  $   4,570,739  $   (4,760,740) $     (15,027)
Common Stock sold
   for cash                    200,000             10                                        39,990                         40,000
Rounding related to
   stock reverse                    (2)
Net loss                                                                                                    (66,182)       (66,182)
                         -------------  -------------  --------------  -------------  -------------  --------------  -------------

Balances at June 30,
   1996                      2,376,287            119         174,865        174,865      4,610,729      (4,826,922)       (41,209)
Net income (loss)                                                                                                                0
                         -------------  -------------  --------------  -------------  -------------  --------------  -------------

Balances at September
   30, 1996                  2,376,287  $         119         174,865  $     174,865  $   4,610,729  $   (4,826,922) $     (41,209)
                         =============  =============  ==============  =============  =============  ==============  =============




See Accompanying Notes to the Financial Statements.

                          BASIC NATURAL RESOURCES INC.
                             Statements of Cash Flow
                                   (Unaudited)

                                                                                                 Three Months Ended
                                                                                                    September 30,
                                                                                             1996                  1995
CASH FLOWS OPERATING ACTIVITIES:
     Net income (loss)                                                                $                0    $            3,100
     Adjustments to reconcile net income (loss) to net cash used in
         operating activities                                                                          0                     0

     Changes in Assets and Liabilities:
              Income taxes payable                                                                     0                (3,098)
                                                                                      ------------------    ------------------

                                          Net Cash Provided by Operating Activities                    0                     2

CASH FLOW FROM INVESTING ACTIVITIES:
     Cost of securities traded                                                                         0                     0
     Increase (decrease) in restricted certificates of deposit                                         0                     0
                                                                                      ------------------    ------------------

                                          Net Cash Provided by Financing Activities                    0                     0
                                                                                      ------------------    ------------------

                                                    Net Increase (Decrease) in Cash                    0                     2

CASH AT BEGINNING OF YEAR                                                                              0                   642
                                                                                      ------------------    ------------------

CASH AT END OF PERIOD                                                                 $                0    $              644
                                                                                      ==================    ==================

SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid                                                                    $                0    $              225
     Income taxes paid                                                                                 0                     0
                                                                                      ------------------    ------------------

                                                                                      $                0    $              225
                                                                                      ==================    ==================



See Accompanying Notes to the Financial Statements.

                          BASIC NATURAL RESOURCES INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


1.   Basis of Presentation

     The financial statements of Basic Natural Resources Inc. (the "Company"), included herein, are unaudited for all periods ended September 30, 1996 and 1995. They reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the audited financial statements for the years ended June 30, 1996 and 1995, which are included in the Company's annual report. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

2.   Earnings per Common and Common Equivalent Share

     Earnings per common and common equivalent share is based on the average number of common shares and dilutive common share equivalents outstanding for the three months ended September 30, 1996 and 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company ceased all oil and gas operations in June 1994, following the disposition of its oil and gas interests. The Company continues to seek acquisitions and mergers in the area of computer related technologies.
Management believes that an acquisition of this nature will provide an opportunity to enhance stockholder value.

Results of Operations

     Analysis of Three Months ended September 30, 1996 Compared to Three Months ended September 30, 1995

     Costs and expenses for the three months ended September 30, 1996 declined significantly compared to the same period in 1995. The decline in costs and expenses is due to management's decision to cease all of the Company's operating activities during the period ended March 31, 1995.

Liquidity and Capital Resources

     There were no recorded revenues for the three months ended September 30, 1996. For the period from June 30, 1996 to September 30, 1996 there was no change in the Company's working capital. At June 30, 1996, the Company maintained a negative liquidity position which is evidenced by a current ratio of .006 to 1. The Company has no major capital commitments at the present time. Management continues to review potential acquisition candidates in computer related technologies in its endeavor to restructure the Company, increase the Company's current ratio and liquidity, and generate capital which would provide cash flow for future expansion.

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

                                          BASIC NATURAL RESOURCES, INC.



Dated: December 20, 1996                  By:     /s/ Samuel M. Skipper
                                             --------------------------
                                                   Samuel M. Skipper
                                                   Chairman of the Board