Form 10QSB
period 1996-12-31
BASIC NATURAL RESOURCES INC
filed 1997-02-14
CIK 817125

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(MARK ONE)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-------
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1996

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the Transition period from                 to
                           Commission File Number:  33-15097-D
                          BASIC NATURAL RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

        Colorado                                    84-10457105
(State or other Jurisdiction of          (I.R.S. Employer Identification
 incorporation or organization)                     Number)


2450 South Shore Boulevard, Suite 210, League City, Texas              77573
   (Address of Principal Executive Offices)                         (Zip Code)

       Registrant's telephone number, including area code: (281) 334-0708

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.003 Par Value                    1,409,304
                                          ----------------
                                (Shares outstanding as of December 31, 1996)

Transitional Small Business Disclosure Format (Check One)   Yes     No   X

                          BASIC NATURAL RESOURCES, INC.
                 QUARTERLY REPORT ON FORM 10-QSB FOR THE INTERIM
                         PERIOD ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                   Number

Part I. Financial Information

Item I. Financial Statements
        Balance Sheets at December 31, 1996 and June 30, 1996.......................................... 3

        Statements of Operations for the Six Months Ended December 31,
         1996 and 1995..................................................................................4

        Statements of Changes in Stockholders' Deficit for the Year Ended
         June 30, 1996 and the Six Months Ended December 31, 1996.......................................5

        Statements of Cash Flows for the Six  Months Ended December 31,
         1996 and 1995..................................................................................6

        Notes to Financial Statements...................................................................7

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................................................7

Part II.          Other Information

Item 6.           Exhibits and Reports on Form 8-K......................................................8

                  Signatures............................................................................9

                          BASIC NATURAL RESOURCES INC.
                                 Balance Sheets



                                                                                  December 31, 1996     June 30, 1996
                                                                                     (Unaudited)            (Audited)
ASSETS

Current Assets:

     Cash and cash equivalents                                                    $           3,652     $               0
                                                                                  -----------------     -----------------

                                                          Total Current Assets                3,652                     0
                                                                                  -----------------     -----------------

                                                                  Total Assets    $           3,652     $               0
                                                                                  =================     =================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

     Accounts payable and accrued liabilities                                     $          44,659     $          28,009
     Loans payable                                                                           21,600                13,200
     Income taxes payable                                                                         0                     0
                                                                                  -----------------     -----------------

                                                     Total Current Liabilities               66,259                41,209

Stockholders' Deficit:

     Preferred Stock - $1 par value 10,000,000 shares authorized;  -0- shares of
         Series A Voting  Preferred  Stock  outstanding at December 31, 1996 and
         174,865 shares
         issued and outstanding at June 30, 1996                                                  0               174,865

     Common Stock - $.003 par value,  25,000,000  shares  authorized;  1,490,304 shares  issued and  outstanding  at December 31, 1996 and 39,605 shares issued and
         outstanding at June 30, 1996                                                         4,471                   119

     Additional paid-in capital                                                           4,805,894             4,610,729
     Retained earnings (deficit)                                                         (4,872,972)           (4,826,922)
                                                                                  -----------------     -----------------

                                                   Total Stockholders' Deficit              (62,607)              (41,209)
                                                                                  -----------------     -----------------

                                   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $           3,652                     0
                                                                                  =================     =================


               See Accompanying Notes to the Financial Statements.

                          BASIC NATURAL RESOURCES INC.
                            Statements of Operations
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                               December 31,
                                                                                        1996                  1995
                                                                                     (Unaudited)           (Unaudited)

REVENUES                                                                          $               0     $               0

Cost and Expenses:
       General and Administrative                                                            46,050                   547
                                                                                  -----------------     -----------------

                                                      Total Costs and Expenses               46,050                   547
                                                                                  -----------------     -----------------

Income (loss) from Continuing Operations:                                                   (46,050)                 (547)

     Income tax expense (benefit)                                                                 0                     0
                                                                                  -----------------     -----------------

                                                             Net Income (Loss)    $         (46,050)    $            (547)
                                                                                  ==================    ==================

Income (loss) per share (continuing operations)                                   $            (.58)    $            (.01)

Income (loss) per share (discontinued operations)                                               .00                   .00
                                                                                  -----------------     -----------------

                                                       Income (Loss) Per Share    $            (.58)     $           (.01)
                                                                                  =================      =================




               See Accompanying Notes to the Financial Statements.

                          BASIC NATURAL RESOURCES INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT

                    For Year Ended June 30,1996 (audited) and
                   For the Six Months Ended December 31, 1996
                                   (unaudited)



                                                                                        Additional      Retained         Total
                                    Common                        Preferred               Paid-in       Earnings     Stockholders'
                            Shares          Amount         Shares         Amount          Capital       (Deficit)       Deficit
                         -------------  -------------  --------------  -------------  -------------  --------------  ----------

Balances at June 30,
   1996                         39,605  $         119         174,865  $     174,865  $   4,610,729  $   (4,826,922) $     (41,209)

Sale of restricted common
    stock for cash           1,217,500          3,652                                                                        3,652

Issuance of restricted
    common stock for
    expenses                    58,334            175                                        20,825                         21,000

Issuance of common
    shares for preferred
    shares                     174,865            525        (174,865)      (174,865)       174,340                              0

Net loss                             0                                                                      (46,050)       (46,050)
                         -------------  -------------  -------------  -------------  -------------  ---------------  -------------
Balances at December
   31, 1996                  1,409,304  $       4,471               0  $           0  $   4,805,894  $   (4,872,972) $     (62,607)
                         =============  =============  ==============  =============  =============  ==============  =============



               See Accompanying Notes to the Financial Statements.

                          BASIC NATURAL RESOURCES INC.
                             Statements of Cash Flow
                                   (Unaudited)

                                                                                                  Six  Months Ended
                                                                                                    December 31,
                                                                                             1996                    1995
CASH FLOWS OPERATING ACTIVITIES:
     Net income (loss)                                                                $          (46,050)   $             (547)
     Adjustments to  reconcile  net income  (loss) to net cash used in operating activities:
     Stock issued for expenses                                                                    21,000                     0

     Changes in Assets and Liabilities:
              Accounts payable                                                                    16,650                     0
                                                                                      ------------------    ------------------

                                          Net Cash Required by Operating Activities               (8,400)                 (547)


CASH FLOW FROM INVESTING ACTIVITIES:
     Sale of common stock                                                                          3,652                     0
     Loan proceeds                                                                                 8,400                     0
                                                                                      ------------------    ------------------

                                          Net Cash Provided by Financing Activities               12,052                     0
                                                                                      ------------------    ------------------

                                                    Net Increase (Decrease) in Cash                3,652                  (547)

CASH AT BEGINNING OF YEAR                                                                              0                   644
                                                                                      ------------------    ------------------

CASH AT END OF PERIOD                                                                 $            3,652    $               97
                                                                                      ==================    ==================

SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid                                                                    $                0    $                0
     Income taxes paid                                                                                 0                     0
                                                                                      ------------------    ------------------

                                                                                      $                0    $                0
                                                                                      ==================    ==================



               See Accompanying Notes to the Financial Statements.

                          BASIC NATURAL RESOURCES INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


1.   Basis of Presentation

     The financial statements of Basic Natural Resources Inc. (the "Company"), included herein, are unaudited for all periods ended December 31, 1996 and 1995. They reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the audited financial statements for the years ended June 30, 1996 and 1995, which are included in the Company's annual report. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

2.   Earnings per Common and Common Equivalent Share

     Earnings per common and common equivalent share is based on the average number of common shares and dilutive common share equivalents outstanding for the six months ended December 31, 1996 and 1995, adjusted for a 1-for-60 reverse stock split which has been applied retroactively. The stock split was approved by the shareholders on January 10, 1997.

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

Results of Operations

     Analysis of Six Months ended December 31, 1996 Compared to Six Months ended September 30, 1995

     Costs and expenses for the six months ended December 31, 1996 were $46,050 and were associated with general and administrative expenses. The amount of $30,000 was included in the expenses to settle the environmental litigation against the Company. Cash in the amount of $10,000 will be paid and 33,334 shares of the Company's common stock were issued at a value of $20,000. General and administrative expenses increased when compared to the same period in 1995.

Liquidity and Capital Resources

     There were no recorded revenues for the six months ended December 31, 1996. For the period from June 30, 1996 through December 31, 1996 the Company's working capital deficit increased approximately 50% when compared to the period ended June 30, 1996. At December 31, 1996, the Company maintained a negative liquidity position which is evidenced by a current ratio of -5.51 to 1. The Company has no major capital commitments at the present time. Management continues to review potential acquisition candidates in computer related technologies in its endeavor to restructure the Company, increase the Company's current ratio and liquidity, and generate capital which would provide cash flow for future expansion.

PART II OTHER INFORMATION

Item 6. Reports on Form 8-K

     1. On January 13 , 1997, the Company filed a report on Form 8-K to report a change in control of the Company whereby Alan W. Harvey, President Chairman and Chief Executive Officer purchased 73,050,000 shares of the Company's Common Stock. Following the reverse split and conversion of the 73,050,000 shares, Mr. Harvey holds of record 1,217,500 shares of the Company's Common Stock.

     2. On January 22, 1997, the Company filed a report on Form 8-K to report that the shareholders approved the proposal to recapitalize the Company, and effect a one-for-sixty reverse split of all issued and outstanding shares of Common Stock; change the par value of the Common Stock from $.00005 to $.003 per share; and reduce the number of authorized shares of Common Stock from Five Hundred Thirty Six Million to Twenty Five Million.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         BASIC NATURAL RESOURCES, INC.


Dated: February 14, 1997                 By:     /s/ Alan W. Harvey
                                            -----------------------
                                             Alan W. Harvey, Chairman, President
                           and Chief Executive Officer