Form 10QSB/A
period 1996-12-31
BASIC NATURAL RESOURCES INC
filed 1997-03-13
CIK 817125

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A
(MARK ONE)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.003 Par Value                    1,490,367
                                          ----------------
                                (Shares outstanding as of December 31, 1996)

Transitional Small Business Disclosure Format (Check One)   Yes     No   X

                          BASIC NATURAL RESOURCES, INC.
                 QUARTERLY REPORT ON FORM 10-QSB FOR THE INTERIM
                         PERIOD ENDED DECEMBER 31, 1996

REASON FOR AMENDMENT

     The 10-QSB is being amended to correct a transposition error in the number of shares originally reported as outstanding. 1,490,304 was originally typed as 1,409,304 on the cover page of Form 10-QSB and page 5 of the financial statements. The 10-QSB is also being amended to reflect outstanding stock as 1,490,367, which corrects a discrepancy related to rounding on a reverse split.

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

     Common Stock - $.003 par value,  25,000,000  shares  authorized;  1,490,367 shares  issued and  outstanding  at December 31, 1996 and 39,668 shares
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
                                                                                  =================      =================




               See Accompanying Notes to the Financial Statements.

                          BASIC NATURAL RESOURCES INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT

                    For Year Ended June 30,1996 (audited) and
                   For the Six Months Ended December 31, 1996
                                   (unaudited)



                                                                                        Additional      Retained         Total
                                    Common                        Preferred               Paid-in       Earnings     Stockholders'
                            Shares          Amount         Shares         Amount          Capital       (Deficit)       Deficit
                         -------------  -------------  --------------  -------------  -------------  --------------  ----------

Balances at June 30,
   1996                         39,668  $         119         174,865  $     174,865  $   4,610,729  $   (4,826,922) $     (41,209)

Sale of restricted common
    stock for cash           1,217,500          3,652                                                                        3,652

Issuance of restricted
    common stock for
    expenses                    58,334            175                                        20,825                         21,000

Issuance of common
    shares for preferred
    shares                     174,865            525        (174,865)      (174,865)       174,340                              0

Net loss                             0                                                                      (46,050)       (46,050)
                         -------------  -------------  -------------  -------------  -------------  ---------------  -------------
Balances at December
   31, 1996                  1,490,367  $       4,471               0  $           0  $   4,805,894  $   (4,872,972) $     (62,607)
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


                                         BASIC NATURAL RESOURCES, INC.


Dated: March 11, 1997                    By:     /s/ Alan W. Harvey
                                            -----------------------
                                             Alan W. Harvey, Chairman, President
                                                 and Chief Executive Officer