Form 10QSB
period 1997-03-31
SYNPATIX SYSTEMS CORP
filed 1997-05-20
CIK 817125

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(MARK ONE)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended March 31, 1997

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the Transition period from                        to
                       Commission File Number: 33-15097-D
                          SYNAPTIX SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

        Colorado                                84-10457105
(State or other Jurisdiction of           (I.R.S. Employer Identification
incorporation or organization)                    Number)

2450 South Shore Boulevard, Suite 210, League City, Texas            77573
-----------------------------------------------------------------------------
             (Address of Principal Executive Offices)             (Zip Code)

       Registrant's telephone number, including area code: (281) 334-0708

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.003 Par Value                        1,490,367
                                           ------------------------------
                                       (Shares outstanding as of  May 15, 1997)

Transitional Small Business Disclosure Format (Check One)   Yes      No  [X]

                          SYNAPTIX SYSTEMS CORPORATION
                 QUARTERLY REPORT ON FORM 10-QSB FOR THE INTERIM
                           PERIOD ENDED MARCH 31, 1997



                                TABLE OF CONTENTS

                                                                          Page
                                                                         Number

Part I. Financial Information

Item I. Financial Statements

        Balance Sheets at March 31, 1997 and June 30, 1996................. 3

        Statements of Operations for the Nine Months Ended March 31, 1997
        and 1996............................................................4

        Statements of Changes in Stockholders' Deficit for the Year Ended
        June 30, 1996 and the Nine Months Ended March 31, 1997..............5

        Statements of Cash Flows for the Nine Months Ended March 31,
        1997 and 1996.......................................................6

        Notes to Financial Statements.......................................7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...............................................7

Part II.Other Information

Item 6. Exhibits and Reports on Form 8-K....................................8

        Signatures..........................................................9

                          SYNAPTIX SYSTEMS CORPORATION
                                 Balance Sheets

                                                                                   March 31, 1997         June 30, 1996
                                                                                     (Unaudited)            (Audited)
                                                                                  -----------------     -----------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                    $           3,733     $               0
                                                                                  -----------------     -----------------

                                                          Total Current Assets                3,733                     0
                                                                                  -----------------     -----------------

                                                                  Total Assets    $           3,733     $               0
                                                                                  =================     =================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

     Accounts payable and accrued liabilities                                     $          59,216     $          28,009
     Loans payable                                                                           37,100                13,200
     Income taxes payable                                                                         0                     0
                                                                                  -----------------     -----------------

                                                     Total Current Liabilities               96,316                41,209

Stockholders' Deficit:

     Preferred Stock - $1 par value 10,000,000 shares authorized;  -0- shares of
         Series A Voting  Preferred  Stock  outstanding  at March  31,  1997 and
         174,865 shares
         issued and outstanding at June 30, 1996                                                  0               174,865

     Common Stock - $.003 par value,  25,000,000  shares  authorized;  1,490,367 shares  issued and  outstanding  at March 31,  1997 and  39,668  shares
         issued and outstanding at June 30, 1996                                              4,471                   119

     Additional paid-in capital                                                           4,805,894             4,610,729
     Retained earnings (deficit)                                                         (4,902,948)           (4,826,922)
                                                                                  -----------------     -----------------

                                                   Total Stockholders' Deficit             ( 92,583)              (41,209)
                                                                                  -----------------     -----------------

                                   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $           3,733                     0
                                                                                  =================     =================

See Accompanying Notes to the Financial Statements.

                          SYNAPTIX SYSTEMS CORPORATION
                            Statements of Operations
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                                 March 31,
                                                                                        1997                  1996
                                                                                     (Unaudited)           (Unaudited)
                                                                                  -----------------     -----------------
REVENUES                                                                          $               0     $               0
Cost and Expenses:
     General and administrative expenses                                                    76,026                 69,403
        Interest                                                                                  0                    81
                                                                                  -----------------     -----------------

         Total Costs and Expenses                                                            76,026                69,484
                                                                                  -----------------     -----------------

Income (loss) from Continuing Operations:                                                   (76,026)                    0

     Income tax expense (benefit)                                                                 0                     0

     Investment income (loss)                                                                     0                     3
                                                                                  -----------------     -----------------

     Income (loss) before income                                                            (76,026)              (69,481)
                                                                                  ------------------    ------------------

        Income tax expense (benefit)                                                              0               ( 3,299)
                                                                                  -----------------     ------------------

     Income (loss) before discontinued operations                                                 0               (66,182)

         Net Income (Loss)                                                        $         (76,026)    $         (66,182)
                                                                                  ==================    =================

     Income (loss) per share (continuing operations)                              $            (.14)    $           (1.80)

     Income (loss) per share (discontinued operations)                                          .00                   .00
                                                                                  -----------------     -----------------

         Income (Loss) Per Share                                                  $            (.14)     $          (1.80)
                                                                                  =================      =================

See Accompanying Notes to the Financial Statements.

                          SYNAPTIX SYSTEMS CORPORATION
                       STATEMENT OF STOCKHOLDERS' DEFICIT

                   For Year Ended June 30, 1996 (audited) and
                    For the Nine Months Ended March 31, 1997
                                   (unaudited)

                                                                                        Additional      Retained         Total
                                    Common                        Preferred               Paid-in       Earnings     Stockholders'
                            Shares          Amount         Shares         Amount          Capital       (Deficit)       Deficit
                         -------------  -------------  --------------  -------------  -------------  --------------  ------------
Balances at June 30,
   1996                         39,668  $         119         174,865  $     174,865  $   4,610,729  $   (4,826,922) $     (41,209)

Sale of restricted common
    stock for cash           1,217,500          3,652               0              0              0               0          3,652

Issuance of restricted
    common stock for
    expenses                    58,334            175               0              0         20,825               0         21,000

Issuance of common
    shares for preferred
    shares                     174,865            525        (174,865)      (174,865)       174,340               0              0

Net loss                             0              0               0              0              0         (76,026)       (76,026)
                         -------------  -------------  --------------  -------------  -------------  --------------  -------------
Balances at March
   31, 1997                  1,490,367  $       4,471               0  $           0  $   4,805,894  $   (4,902,948) $     (92,583)
                         =============  =============  ==============  =============  =============  =============== =============


See Accompanying Notes to the Financial Statements.

                          SYNAPTIX SYSTEMS CORPORATION
                             Statements of Cash Flow
                                   (Unaudited)

                                                                                                 Nine  Months Ended
                                                                                                       March  31,
                                                                                              1997                   1996
                                                                                      ------------------    ------------------
CASH FLOWS OPERATING ACTIVITIES:
     Net income (loss)                                                                $         ( 76,026)   $         ( 66,182)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

     Stock issued for expenses                                                                    21,000                     0

Changes in Assets and Liabilities:

     Income taxes payable                                                                              0                (3,299)

     Accounts payable                                                                             31,207                15,637
                                                                                      ------------------    ------------------

     Net Cash Required by Operating Activities                                                   (23,819)              (53,844)

CASH FLOW FROM FINANCING ACTIVITIES:

     Sale of common stock                                                                          3,652                40,000

     Loan proceeds                                                                                23,900                13,200
                                                                                      ------------------    ------------------

     Net Cash Provided by Financing Activities                                                    27,552                53,200
                                                                                      ------------------    ------------------

     Net Increase (decrease) in Cash                                                               3,733                  (644)

CASH AT BEGINNING OF YEAR                                                                              0                   644
                                                                                      ------------------    ------------------

CASH AT END OF PERIOD                                                                 $            3,733    $                0
                                                                                      ==================    ==================

SUPPLEMENTAL CASH FLOW INFORMATION

     Interest paid                                                                    $                0    $              235

     Income taxes paid                                                                                 0                     0
                                                                                      ------------------    ------------------

                                                                                      $                0    $              235
                                                                                      ==================    ==================

See Accompanying Notes to the Financial Statements.

                          SYNAPTIX SYSTEMS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

1.   Basis of Presentation

     The financial statements of Synaptix Systems Corporation (the "Company"), included herein, are unaudited for all periods ended March 31, 1997 and 1996. They reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the audited financial statements for the years ended June 30, 1996 and 1995, which are included in the Company's annual report. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

2.   Earnings per Common and Common Equivalent Share

     Earnings per common and common equivalent share is based on the average number of common shares and dilutive common share equivalents outstanding for the nine months ended March 31, 1997 and 1996, adjusted for a 1-for-60 reverse stock split which has been applied retroactively. The stock split was approved by the shareholders on January 10, 1997.

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

Results of Operations

     Analysis of Three Months ended March 31, 1997 Compared to Three Months ended March 31, 1996

     Costs and expenses for the three months ended March 31, 1997, were $29,976 and were associated with general and administrative expenses. General and administrative expenses increased when compared to the same period in 1996, due to management's restructuring the Company and positioning it to be able to acquire assets to enter into the computer technology industry.

     Analysis of Nine Months ended March 31, 1997 Compared to Nine Months ended March 31, 1996

     Costs and expenses for the nine months ended March 31, 1997, were $76,026, and were associated with general and administrative expenses. General and administrative expenses increased when compared to the same period in 1996, due to management's restructuring the Company and positioning it to be able to acquire assets to enter into the computer technology industry.

Liquidity and Capital Resources

     There were no recorded revenues for the nine months ended March 31, 1997. For the period from June 30, 1996 through March 31, 1997 the Company's working capital deficit increased approximately 125% when compared to the period ended March 31, 1996. At March 31, 1996, the Company maintained a negative liquidity position which is evidenced by negative working capital of $41,209. The Company has no major capital commitments at the present time. Management continues to review potential acquisition candidates in computer related technologies in its endeavor to restructure the Company, increase the Company's current ratio and liquidity, and generate capital which would provide cash flow for future expansion.

                           PART II OTHER INFORMATION

Item 5. Other Information

1 The Amended and Restated Articles of Incorporation were filed with the Office of the Secretary of State of the State of Colorado on April 9, 1997, which changed the name from Basic Natural Resources, Inc. to Synaptix Systems Corporation. A copy of the Amended and Restated Articles of Incorporation were filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-8, dated May 12, 1997, and are incorporated herein by reference.

2. On May 12, 1997, the Company filed two Registration Statements on Form S-8 with the Securities and Exchange Commission for the implementation of employee stock plans. The plans are identified as the Synaptix Systems Corporation Employee Stock Compensation Plan and the Synaptix Systems Corporation 1997 Incentive Stock Option Plan and Non-Statutory Stock Option Plan, and are incorporated herein by reference.

3. The Company is currently preparing an offering under Regulation S and anticipates raising $200,000. The proceeds from this offering will be used for working capital requirements.

4. On May 15, 1997, the Company entered into an Asset Purchase Agreement with Swallen Investments, Inc., a Texas corporation, to purchase all of the assets of Synaptix Systems Corporation (Old Synaptix), a defunct Florida corporation, formerly in the business of software development. Old Synaptix was not a predecessor of the Company. The assets include three software programs of the assets being acquired which the Company intends to develop and exploit. The assets were purchased for Three Million (3,000,000) shares, par value $.003 per share, of the Company's common stock.

Item 6. Exhibits and Reports on Form 8-K

1. A report on Form 8-K was filed on January 10, 1997, to report the Change in Control of Registrant. On December 24, 1996, Alan W. Harvey purchased 73,050,000 shares of the Common Stock, $.00005 par value, of Basic Natural Resources, Inc. for the amount of $3,652.50. Alan W. Harvey currently holds 89.9% of the total outstanding voting securities. Alan W. Harvey was elected Chairman of the Board, President and Chief Executive Officer effective as of December 23, 1996.

2. A report on Form 8-K was filed on January 22, 1997, to report a change in the recapitalization of the Company. At the Company's Annual Meeting of Shareholders held on January 10, 1997, the Shareholders approved, by a majority vote, a proposal for amendments to the Amended and Restated Articles of Incorporation to (i) effect a one-for-sixty reverse split of all issued and outstanding shares of Common Stock; change the par value of the Common Stock from $.00005 to $.003, and reduce the number of authorized shares of Common Stock from Five Hundred Thirty Six Million to Twenty Five Million.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SYNAPTIX SYSTEMS CORPORATION


Dated: May 19, 1997                   By:     /s/ Alan W. Harvey
                                          -----------------------
                                          Alan W. Harvey, Chairman, President
                                          and Chief Executive Officer