Form 10KSB
period 1997-06-30
SYNPATIX SYSTEMS CORP
filed 1997-11-04
CIK 817125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-KSB
                  Annual Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934, as amended (the
                                 "Exchange Act")

For the Fiscal Year Ended June 30, 1997     Commission file number:   33-15097-D
                                                                    ------------

                          SYNAPTIX SYSTEMS CORPORATION
             (Exact name of Registrant as specified in its charter)

            Colorado                                         84-1045715
(State of other jurisdiction of                        (IRS Employer I.D. No.)
incorporation or organization)

     2450 South Shore Boulevard, Suite 210
              League City, Texas                           77573
   (Address of Principal Executive Offices)              (Zip Code)

       Registrant's telephone number, including area code: (281) 334-0405

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

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. Yes    No X

         The Registrant had 15,493,700 shares of $.003 par value Common Stock issued and outstanding at October 10, 1997. The aggregate market value of the voting stock held by non-affiliates of the Registrant on that date, computed by reference to the average of the bid and asked prices of the Common Stock as of October 10, 1997, was approximately $1,175,625.

The Registrant's revenues for its most recent fiscal year were $4,710.

                                    Total Pages Including cover 106
                                    Exhibit Index Page  33

                                     PART I

ITEM 1.           BUSINESS

                           General

         Synaptix Systems Corporation, formerly known as Basic Natural Resources, Inc. (the "Company"), was incorporated in the State of Colorado in December 1986 under the name Euram Capital Corporation and became a public company in August 1987. Although the Company is a reporting company under the Securities and Exchange Act of 1934, and its stock is listed on the OTC Bulletin Board, at the current time it is the equivalent of a start-up company in the process of developing new software products. Presently, the Company has a significant working capital deficiency and management is unable to assure that it will be able to raise new capital to allow the Company to continue as a going-concern. For further information, see "Liquidity and Capital Resources."

         The Company was originally organized for the purpose of acquiring business opportunities and, if successful in that regard, in developing and operating the entities acquired. By June 30, 1995, the Company had divested itself of all of its assets and had ceased operations. In December, 1996, approximately 90% of the then issued and outstanding shares of stock of the Company were acquired by Alan W. Harvey, its then current President and CEO, in connection with an intended acquisition of assets owned by Swallen Investments Corp. Among the assets acquired were computer programs under development (the "Software") which the Company believes can be developed and marketed successfully. However, the Company cannot assure that it will be successful in this endeavor even if working capital is available to the Company. Swallen Investments Corp. obtained the assets from a lender that acquired the assets through foreclosure of a loan to Synaptix, Inc., a Texas corporation ("Old Synaptix.") The acquisition price for the assets was three million shares of stock of the Company.

         Background of the Company

         The Company was incorporated in the State of Colorado in December 1986, under the name Euram Capital Corporation. The Company became a public company in August 1987 when it completed an offering of "Units", consisting of one share of Common Stock and one Class A Warrant to Purchase the Common Stock of Euram Capital Corporation, pursuant to a Registration Statement on Form S-18 that was filed with the Securities and Exchange Commission on August 6, 1987.

         The Company was originally organized for the purpose of acquiring business opportunities and, if successful in that regard, in developing and operating the entities acquired. Prior to December 1991, the business of the Company consisted primarily of evaluating companies for acquisition and participation in two joint ventures related to the development, marketing, sale, and licensing of proprietary computer software and consulting services.

         In November 1988, the Company entered into a joint venture agreement (the "Euram Joint Venture") with Logistical Systems Techniques, Inc., a Delaware corporation doing business as Cosmos Imaging Systems ("Cosmos"), for the development and marketing of four software imaging programs. This agreement was rescinded in March 1990. On August 1, 1990, the Company entered into a new joint venture agreement to market, distribute, sell, and license certain of Cosmos' line of proprietary computer imaging software and consulting services (the "Euram/Cosmos Joint Venture"). The Company invested approximately $377,000 in Cosmos, in the form of capital contributions and loans, to complete the development of Cosmos' software programs, and to begin a national marketing program. Effective October 20, 1990, the Company entered into a joint venture agreement with SC Special Computer Corporation GmbH ("SC Joint Venture") to complete the final development and to initiate the commercial marketing of software programs developed by SC Special Computer Corporation GmbH.

         Upon approval of the shareholders of record at the Company's annual meeting on December 27, 1990, the name of the Company was changed from Euram Capital Corporation to Basic Natural Resources, Inc. On February 28, 1991, the Company, along with Cosmos, entered into an agreement with Dynatech Computer Systems ("Dynatech"), a Massachusetts corporation, to sell all of the Company's rights, title, and interest in and to the Euram/Cosmos Joint Venture to Dynatech.

         On December 27, 1991, the Company substantially altered the nature and extent of its business by completing the purchase of 93% of the issued and outstanding common stock of Diversified Land & Exploration Co., a Utah corporation, and its subsidiaries (collectively "Diversified") in exchange for approximately 292,000,000 shares of the Company's Common Stock. At that time, the Company abandoned the Euram/Cosmos Joint Venture and the SC Joint Venture. Following the purchase and exchange of shares, Diversified became a subsidiary of the Company.

         As a result of the Company's acquisition of Diversified in December 1991, the Company became a natural resources corporation, with natural gas processing and transportation operations or interests in eight states. The Company's business activities included natural gas gathering, processing, transportation and marketing services, and the ownership, development and production of oil, natural gas and natural gas liquids for its own account. The Company also invested in other mineral properties such as gold, silver and gypsum.

         In March 1992, the Company's management elected to change the Company's accounting period to coincide with the fiscal year end date of June 30, the date utilized by Diversified, the Company's predominate operating business. During the year ended June 30, 1995, the Company entered into a settlement agreement with a shareholder group to return 659,547 shares of the common stock of the Company owned by entities of certain individual officers and directors and removed Diversified as a subsidiary of the Company. Following the disposition of Diversified in June 1995, the Company ceased operations related to the oil and gas segment.

         Acquisition of Software

         In December, 1996, approximately 90% of the then issued and outstanding shares of stock of the Company were acquired by Alan W. Harvey, its then current President and CEO, in connection with an intended acquisition of assets owned by Swallen Investments Corp. Among the assets that were acquired were three computer programs under development (the "Software") which the Company believes can be developed and marketed successfully. Swallen Investments Corp. obtained the assets from a lender who in turn acquired the assets through foreclosure of a loan to Synaptix, Inc., a Texas corporation ("Old Synaptix.") The Company acquired these assets for three million shares of the Company's common stock.

         Products and Services

         Among the assets that the Company acquired are two software products, FieldExpress and TnExpress. The Company is also developing a new computer program code-named "EAGLE", based upon code that was acquired in the purchase of assets from Swallen Investments Corp.

         Field Express Software

         FieldExpress is a software product for job forecasting, electronic data feeds from remote job sites and development of data regarding company wide committed costs and forecasting. Although the Company is currently unable to commit any funds to further develop and market this product, management believes that the Company may be able to license FieldExpress to an established software company marketing "canned" accounting software packages.

         TnExpress Software

         TnExpress ("TnE") is designed to be a simplified time sheet and expense entry system feeding standard accounting packages such as Oracle Financials, Lawson and SAP. The Company is currently unable to commit any funds to further develop and market this product.

         EAGLE Software

         The principal reason for acquiring the assets from Swallen Investments Corp. was to obtain rights to certain incomplete software code related to EAGLE, a wireless communication software program currently under development.

         The current development objective of EAGLE is to allow mobile computer users the ability to develop and utilize mobile applications, i.e. data, screens and reports, all without having to know anything more than how to "drag and drop" fields onto a screen. These applications share data from PC to PC, PC to the Web, PC to Handheld, and PC to Laptop.

         EAGLE is expected to be a true freeform database with the flexibility to handle complex data or simple concepts like a contact manager. EAGLE is designed to utilize most communication technologies available today, or in the future, including radio modems, the cellular data network, dial-up, local area networks and the Internet. EAGLE is designed to operate on Windows 95, Windows NT, or Windows CE compatible devices.

         For customers who need access to their data while on the road, the current EAGLE product is expected to allow the user to simply open the screen canvas for their Nokia 9000, or Cassiopeia, or other hand held wireless device, drop the fields they need to access while out of the office onto the canvas, give it a name, and slip back into run mode. The next time the user's handheld personal computer or Smartphone communicates with his office, the form will be available inside the user's hand held version of EAGLE. In the event that the user forgets his or her laptop PC or his or her hand held PC is not working, the user will still have access to EAGLE. The Web engine inside the EAGLE server can deliver data to the user or anyone else running a browser. With this variety of options available, the user's data is expected to be available from virtually anywhere on the globe.

         It is intended that the benefits of EAGLE should include drastically reduced development times, access to the user's data from virtually anywhere, and wireless access to a company's most valuable asset - its information. EAGLE is designed to allow for seamless sharing of information between a corporate information system, a PC at home and a smart cell telephone while on the road. EAGLE has been constructed to allow the user to develop the free-form design of databases, as well as the ability to automatically create JAVA code which would allow the user to access his information from anywhere on the Internet. EAGLE has been designed to allow for work flow processing of information as it circulates through the organization, thereby providing an effective software program for the user while en route.

         In the event that the Company is successful in its efforts to raise new capital and further develop Eagle, an event that the Company cannot confirm at this time, the Company expects to ship the EAGLE software with a variety of built-in templates for contact management, stock quotes, airline reservations, e-mail, sales leads, and the like during the second quarter of 1998.

         Research and Development

         At this time, the current version of the Eagle software is available in BETA test format only. To achieve profitable operations, the Company, alone or with others, must successfully develop, introduce, market, and sell the software products. There can be no assurance that the software products will be successfully developed, or will be successfully marketed in the future, that the Company will realize future revenues, or that sales will prove profitable. The Company's products and operations are in development and are subject to the risks inherent in the development of computer software, including unforeseen problems, delays, expenses, and complications frequently encountered in the development and commercialization of products, the dependence on and attempts to apply new and rapidly changing technology, and the competitive environment of the software industry. Many of these events may be beyond the Company's control, such as unanticipated development requirements and further funding. There can be no assurance that the Company's product development efforts will be successfully completed. Further, there can be no assurance that the software products, if successfully developed, will attain acceptance by computer users.

         Competition

         The  Company is  engaged  in  business  activities  that are  intensely competitive and rapidly changing. The Company believes that the principal competitive factors in the business in which it operates are relative to price and performance, product availability, technical expertise, adherence to industry standards, financial stability, service support and reputation. Price competition has intensified in the marketplace with respect to software product sales, and is likely to continue to intensify. Upon completion of the development of the software products, and introduction to the marketplace, the price competition could materially adversely affect the Company's financial condition and results of operations in the future. There can be no assurance that the Company will be able to compete successfully with existing or new competitors. The Company's competitors would include other software developers, and may include major computer products and telephone equipment manufacturers, and distributors. Other competitors could include established national, regional and local resellers, systems integrators, telephone systems dealers, and other computer/telephone integration software suppliers. Some of the Company's potential competitors have longer operating histories and financial, sales, marketing, technical and other competitive resources which are substantially greater than those of the Company. As a result, the Company's competitors may be able to adapt more quickly to changes in customer needs or to devote greater resources than the Company to sales and service of its software products. Such competitors could also attempt to increase their presence in the Company's markets by forming strategic alliances with other competitors of the Company, offer new or improved software products and services to the Company's customers or increase their efforts to gain and retain market share through competitive pricing.

         Business Strategy

         The Company plans to seek additional financing to generate sufficient working capital over the next 12 months to complete the development of its Software and to commence production and marketing. The Company may seek such financing from venture capital sources or from a subsequent public issuance of stock. The Company anticipates that working capital expenditures, including costs of the development of the Eagle product, will be approximately $1.2 million during fiscal 1998.

         Financing and Working Capital

         The Company is in the development stage and has generated no operating revenues. To date, the Company has been principally engaged in research and development, preliminary product design work, and evaluation studies. The Company does not expect to have its first product commercially available for at least six months. At June 30, 1997, the Company had a deficit of $5,175,147, and a negative working capital balance of $90,173. Operating losses have continued to date. The Company does not anticipate generating revenue until at least the last quarter of 1998, if at all, and will continue to incur operating losses until at least 1998 (and potentially thereafter) as the Company increases expenditures for product development, U.S. and international patent prosecution and enforcement, manufacturing, and marketing. There is no assurance that the Company will be successful in raising equity and continuing as a going concern.

         Sales and Marketing

         The Company does not have significant experience in sales, marketing, or distribution. To market the software products directly, the Company must develop a marketing and sales force with technical expertise and supporting distribution capability. Alternatively, the Company may seek to obtain the assistance of enterprises with a large distribution system and a large direct sales force. There can be no assurance that the Company will be able to establish sales and distribution.

         Rapid Technological Change

         The business in which the Company competes is characterized by rapid technological change and frequent introduction of new products and product enhancements. The Company's success depends in large part on its ability to identify and obtain products that meet the changing requirements of the marketplace. There can be no assurance that the Company will be able to identify and offer products necessary to remain competitive or avoid losses related to obsolete inventory and drastic price reductions. The software products may compete in the future for market share with alternate currently available software products for remote communication and transmission of data. Potential purchasers of the Company's software products may determine that currently available programs of other software publishers are sufficient for their remote computing needs. In addition, competition may arise from products currently in development, or developed in the future, by other companies. Many of the current and potential competitors are likely to have substantially greater capital resources, research and development staffing, and facilities than the Company.

         Patents, Trademarks, Licenses

         If the Company succeeds in fully developing the Software, the Company's ability to compete effectively will depend in large part upon its ability, as yet unproven, to obtain patent and/or copyright protection for the Software, maintain confidentiality of its trade secrets and know-how, and operate without infringing upon the proprietary rights of third parties. There can be no assurance that any such patents or copyrights will provide the Company with any competitive advantages or will not be challenged by any third parties or that patents or copyrights issued to others will not have an adverse effect on the ability of the Company to conduct its business. In addition, there can be no assurance that any of the Company's patents or copyrights would be held valid by a court of law of competent jurisdiction or, if held valid, that the Company will have sufficient economic resources to enforce its rights. If patents or copyrights that contain competitive or conflicting claims that ultimately may be determined to be valid are issued to other companies, there can be no assurance that the Company would be able to obtain a license to any of such patents or copyrights.

         The Company also relies on its trade secrets and proprietary know-how. The Company has been, and will continue to be, required to disclose its trade secrets and proprietary know-how not only to employees and consultants, but also to potential corporate partners, collaborators, and contract manufacturers. There can be no assurance that any confidentiality agreements that the Company may enter into with such persons will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets and proprietary know-how will not otherwise become known or be independently discovered by competitors.

                  Employees

         The Company has entered into an agreement with an employment agency whereby all of the Company's staff are employed through the employment agency and are considered to be contract employees. In accordance with this arrangement, the employment agency provides health insurance benefits coverage, workers compensation, and is also responsible for withholding State and Federal taxes. As of October 20, 1997, the Company employed 8 full-time contract employees. Of these, 1 was employed in management, 6 in technical production positions, and 1 was employed in administration. All employees are required to sign confidentiality agreements with the Company. The loss to the Company of the services of any of the technical personnel could have a material adverse effect upon the Company's future operations. The Company's success also may depend on its ability to attract and retain other qualified technical and management personnel. The Company competes for such persons with other companies, academic institutions, government entities, and other organizations, some of which may have substantially greater capital resources and facilities than the Company. There can be no assurance that the Company will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable it to conduct its business as proposed. Furthermore, the Company's possible future expansion into activities requiring additional expertise in regulatory clearance, manufacturing, and marketing will place increased demands on the Company's resources and management skills. The Company believes that its ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been, and will continue to be, critical to its ability to protect its proprietary and trade secret information. The Company believes other factors, such as the technical expertise and knowledge of the Company's management and technical personnel, and the timeliness and quality of support services provided by the Company, to be more significant in maintaining the Company's competitive position. The Company's lack of working capital increases the risk that key employees will be attracted to other business opportunities.

         Effective October 17, 1997, the Company's Chief Executive Officer and President resigned from the Company. Until the Company is successful in identifying and recruiting a replacement Chief Executive Officer and President, the Company's Vice President and Chief Financial Officer is acting additionally as Chief Executive Officer and President.

                  Consulting Agreements

         The Company signed an agreement, effective August 6, 1997, with a management services and financial advisor. Terms of the agreement call for the advisor, in addition to assisting the Company with management and operations, to assist the Company in raising up to $5 million in investment capital. The advisor is to be paid $30,000 per month for six months and also receive 5% of the capital raised by the Company. If $2 million is raised, the financial advisor is to receive 250,000 shares of the Company's common stock which will be registered on Form S-8. In January 1998, the advisor is to be issued 5% of the outstanding stock of the Company at that date.

ITEM 2.  DESCRIPTION OF PROPERTY

         Facilities

         The Company does not own any real property and currently leases its existing facilities. The Company leases its principal executive offices in League City, Texas, which consist of approximately 5,000 square feet of space of administrative offices. The lease is for a one-year term, and will expire on December 1, 1997. Management does not anticipate the expansion of its offices in the near future, and, in the event that the Company is successful in raising new capital, it intends to renew the lease for an additional one-year period under the current terms and conditions.

ITEM 3.           LEGAL PROCEEDINGS

         From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. To management's knowledge, the Company is not currently involved in any legal proceedings and is not aware of any legal proceeding threatened against it.

         A former legal firm employed by the Company is in the process of obtaining a default judgment against the Company for unpaid fees of about $12,000. The $12,000 is reflected in accounts payable, and management is in the process of settling this matter.

         Certain shareholders of the Company are also shareholders of Synaptix Systems Corporation ("Synaptix Florida"), a Florida corporation not affiliated with the Company. Synaptix Florida was formed in 1996 by Alan Harvey, the former president of the Company, with the intention of acquiring the Old Synaptix assets and developing the software. Funds were raised by Synaptix Florida from third-party investors for this purpose, although to the Company's best knowledge Synaptix Florida never entered into any actual agreement to acquire the Old Synaptix assets from the owner.

     In December 1996, Mr. Harvey acquired control of the Company and contracted with Swallen Investment Corp. to acquire the Old Synaptix assets. Mr. Harvey, in his personal capacity, represented to certain Synaptix Florida shareholders that they would receive stock in the Company in place of their Synaptix Florida shares; these representations and the existence of

Synaptix Florida were not disclosed to the Board of Directors by Mr. Harvey until June, 1997. At that time, the Company wrote to the shareholders of Synaptix Florida to inquire as to their interest in exchanging their shares for Company stock, in anticipation of a projected merger of the two companies. No offer to exchange shares was made at that time. Since that date, the Company learned that Synaptix Florida had substantial undisclosed liabilities and has abandoned plans to merge the companies. The Company has not issued any shares of its stock to any Synaptix Florida shareholders in exchange for any Synaptix Florida shares.

         Synaptix Florida is not currently conducting any operations. Alan Harvey remains the president of that company. The funds raised by Synaptix Florida apparently were expended in anticipation of acquisition of the assets. Mr. Harvey has alleged, on behalf of Synaptix Florida, that some portion of these funds were loaned or otherwise contributed to the Company. The Company cannot confirm any such loans or contributions of funds from Synaptix Florida.

         The Company has determined that potential claims by Synaptix Florida or its shareholders could be asserted against Alan Harvey, and potentially against the Company as well, in connection with the Company's acquisition of the Old Synaptix assets and the alleged loans or contribution of Synaptix Florida funds to the Company, although the Company does not believe that any such claim would be upheld as against it. In order to settle any such claims, Mr. Arley L. Harvey, Alan Harvey's father, has agreed to have Variable Resources, Inc., a company controlled by Arley L. Harvey, acquire all rights to any derivative claims from the shareholders of Synaptix Florida in exchange for shares of the Company's stock held by Variable Resources, and to provide the Company with a complete release. In addition, in September, 1997, the Company entered into a separate Release Agreement with Synaptix Florida, settling all claims for alleged loans or contributions of funds to the Company and providing for a general release of claims between the two companies. As a result of these actions, Management does not believe that these potential claims will have any material adverse effect upon the Company.


ITEM 4.           SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended June 30, 1997.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         Market Information

                  The Company's common stock is traded on the NASDAQ OTC Electronic Bulletin Board under the symbol "SYTS". The Company's common stock commenced trading on June 6, 1997, but had not traded for the period December 31, 1993 through June 5, 1997. As of October 14, 1997, there were approximately 131 beneficial owners of the Company's common stock The following table sets forth, for the quarterly periods indicated, the range of high and low closing prices for the Company's common stock, as reported by the NASDAQ OTC Electronic Bulletin Board.


                                                        High           Low
1997
March 31, 1997.................................         0.00           .00
June 30, 1997..................................        2.875           .00
September 30, 1997.............................         3.25          2.25

         The closing price of the Company's common stock on October 10, 1997 was $3.125.

                                 DIVIDEND POLICY

                  The Company has never declared or paid a cash dividend on the Common Stock. The payment of dividends in the future will depend on the Company's earnings, if any, capital requirements, operating and financial position and general business conditions. The Company intends to retain any future earnings for reinvestment in its business and does not intend to pay cash dividends in the foreseeable future. The Company has not entered into any agreement which restricts its ability to pay dividends on its Common Stock in the future. See "Management's Discussion and Analysis and Results of Operations."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the audited financial statements included elsewhere herein. Except for the historical information contained herein, the matters discussed in this Annual Report are forward-looking statements that involve a number of risks and uncertainties. There are certain important factors and risks, including the rapid change in hardware and software technology, market conditions, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, the timing of the product announcements, the release of new or enhanced products, the introduction of competitive products and services by existing or new competitors and the significant risks associated with the acquisition of new products, product rights, technologies, businesses, the management of growth, the Company's ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10-KSB and Form 10-QSB, that could cause results to differ materially from those anticipated by the statements made herein.

Introduction

         Synaptix is a development stage company. The Company's products are not directed to the retail consumer market. The Company anticipates that it will be able to provide systems integration and networking services in addition to the sale of its products. These system integration services will include consulting, maintenance, training and the installation of hardware on which to implement the Company's software's products. The following discussion is included to describe the Company's financial position and results of operations for each of the three years in the period ended June 30, 1997. The financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Acquisition of Software Products

         In May 1997, the Company completed the acquisition of assets consisting of three computer programs under development, in addition to equipment and property from Swallen Investments Corp. The acquisition price for the assets was three million shares of the Company's common stock. The acquisition was accounted for as an asset purchase. Accordingly, the purchase price was allocated to the assets acquired based upon their estimated historical cost at the date of acquisition determined by management.

Results of Operations

     Comparison of Fiscal Year Ended June 30, 1997 to Fiscal Year Ended June 30, 1996

         The Company recorded a net loss of $348,225, or a ($ .14) loss per share for the fiscal year ended June 30, 1997, compared with a net loss of $66,182, or a ($1.74) loss per share for the fiscal year ended June 30, 1996. The Company incurred general and administrative expenses of $408,775 related to administrative costs in the transition of the Company from being non-operational to a company in the development stage of a software technology company. A portion of loss was associated with the acquisition costs of the three software programs, which were acquired through the issuance of 3,000,000 shares of the Company's common stock. In addition, during the fiscal year ended June 30, 1997, the Company registered common stock pursuant to an Employee Stock Compensation Plan and issued stock in lieu of compensation, thereby reducing debt.

         Revenues

         The Company did not record any meaningful revenues for the fiscal years ended June 30, 1997 or 1996. During this time, the Company borrowed funds to pay for working capital expenditures and the loans were forgiven, effective June 30, 1997. The Company plans to seek additional financing to obtain necessary working capital to complete development of its Software and to commence production and marketing. Management anticipates that the Company's funding requirements will be in the range of $3 to $5 million. The Company may seek such financing from venture capital sources or from a subsequent public issuance of stock.

         Financial Condition

         The Company is currently in a development stage, and the information, financial statements and notes to the financial statements have been prepared on the premise that it will be successful in raising additional capital and continue as a going concern. The Company intends to rely on further equity offerings and loans to generate sufficient working capital over the next 12 months to complete the Eagle project and introduce it to the market. The Company anticipates that working capital expenditures, including costs of the development of the Eagle product, will be approximately $1.2 million during fiscal 1998.

         General and Administrative Expenses

         General and administrative expenses were approximately $409,000 and $69,000 for the fiscal years ended June 30, 1997 and 1996, respectively, an increase of approximately $340,000. The increase of approximately $340,000 was attributable partly to expenses incurred for consulting to ascertain to whether the Company's products were viable to further justify further development.
Administrative expenses included increases attributable to an increase in management personnel, as well as administrative, legal and accounting expenses. In addition, the Company incurred expenses associated with the identification and qualification of, and the efforts related to the acquisition of the software products.

         Research and development expenses were nominal in fiscal 1997. During fiscal 1996, the Company was non-operational. The Company currently has 8 full-time contract employees.

         Loss from Operations

         The Company had an operating loss of approximately $404,000 in fiscal 1997 and approximately $69,000 in fiscal 1996. The 1997 loss was the result of the operating expenses incurred as the Company was transformed from a non-operational oil and gas company and the Company began to implement its business plan to enter into the computer technology industry through the acquisition of software products in the development stage. The net loss incurred in 1997 would have been greater than $348,225 had certain shareholders and others not forgiven $75,840 in advances and loans to the Company.

         The Company expects that operating results will fluctuate as a result of a number of factors, including: whether the Company will continue as a going concern, the timing of new product and service introductions by the Company, as well as by its competitors, changes in the Company's level of operating expenses, including the Company's expenditures for software product development and promotional programs, the size and timing of customer orders for its products and services, development, production or quality problems on the part of the Company, competition in the computer software market and the general state of the global and national economies. The market demand for commercial software products and services can be significantly affected by uncertain economic cycles. Many of the factors that may affect the Company's operating results and demand for products and services based on its technologies cannot be predicted, may not exhibit a consistent trend, or are substantially beyond the Company's control. Fluctuations in operating results can also be expected to result in volatility in the price of the Company's common stock.

         Interest and Other Expense

         The Company incurred approximately $20,000 in interest and other expenses during fiscal 1997 and $81 in fiscal 1996. The increase in fiscal 1997 was the result of an EPA settlement related to the Company's prior operations in the oil & gas industry.

         Income Taxes

         The Company had no income tax expense. As of June 30, 1997, the Company had net operating loss carryfowards of approximately $3,404,000. The utilization of net operating carryforwards will be limited as determined pursuant to applicable provisions of the Internal Revenue Code and U. S. Treasury regulations thereunder.

         Net Loss

         The Company had a net loss of approximately $348,000 in fiscal 1997 and a net loss of approximately $69,000 in fiscal 1996. The net loss in fiscal 1997 was attributable to $20,000 in other expenses primarily attributable to an EPA settlement, as well as non-recurring operating expenses and an increase in administrative operating expenses. Non-recurring operating expenses included costs of $187,500 associated with development of the Company's web site and fees related to determining future viability of the Company. Operating expenses included approximately $221,500 in administrative expenses for additional staffing, legal fees, rent, and expenses related to the implementation of the acquisition of assets. These increases in expenditures in administrative expenses were anticipated under the Company's operating plan following the acquisition of the software products.

         Liquidity and Capital Resources

         At June 30, 1997, the Company had a working capital deficiency of approximately $91,000, compared to a working capital deficiency of approximately $41,000 at June 30, 1996. Subsequent to June 30, 1997, the Company's working capital deficiency has continued to increase. The cash balance at June 1997 was approximately $1,000 and at June 30, 1996, was approximately $0.

         Cash used by operations during the year totaled approximately $59,000 in 1997 and $54,000 in 1996. Cash used in investing activities in 1997 was approximately $23,000. Cash provided by financing activities in 1997 totaled $83,000, which included the proceeds from private offerings.

         Prior to June 30, 1997, the Company had raised approximately $20,000 through the sale of its shares of common stock.

         The Company holds promissory notes from investors in the amount of $200,000 which are due and payable on November 15, 1997. These funds will be used for working capital purposes in connection with existing obligations of the Company, and future expenses to be incurred in the research and development of the Eagle software product, and for general corporate purposes. There is no assurance that the Company will obtain adequate financing or access to capital to continue as a going concern.

         Year ended June 30, 1996 compared to Year ended June 30, 1995

         During the fiscal year ended June 30, 1996, the Company had no active operations, $0 in cash, a working capital deficit of $41,209, and accumulated losses of $4,826,922. Mr. Samuel L. Skipper held the positions of Sole Director, Chairman, President, Chief Executive Officer and Chief Financial Officer for the period August 1995 through December 23, 1996. The Company was considering entering into the business of computer technology, and is also considering a change in management. The Company continued to seek acquisition and merger candidates with an emphasis in the area of computer related technologies. Management believes that an acquisition of this nature will provide an opportunity to enhance shareholder value.

         Liquidity and Capital Resources

         At June 30, 1996, the Company maintained a negative liquidity position. The Company had ceased all operations and was looking for an acquisition candidate.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The reports of the Company's Independent Public Accountants, Financial Statements and Notes to Financial Statements appear herein as noted below:

                                                                                                               Page

Independent Auditor's Report.....................................................................................17

Balance Sheets, June 30, 1997 and 1996...........................................................................18

Statements of Operations for the Years ended June 30, 1997, 1996 and 1995........................................19

Statements of Changes in Stockholders' Equity (Deficit) for the Years ended
         June 30, 1997, 1996 and 1995............................................................................20

Statements of Cash Flows for the Years ended June 30, 1997, 1996 and 1995........................................21

Notes to Financial Statements ...................................................................................22

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
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


The Stockholders and
The Board of Directors
Synaptix Systems Corporation
(A Development Stage Company)


We have audited the accompanying balance sheets of Synaptix Systems Corporation (a development stage company) as of June 30, 1997 and 1996, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended June 30, 1997, 1996, and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synaptix Systems Corporation (a development stage company) as of June 30, 1997 and 1996 and the results of its operations and its cash flows for the years ended June 30, 1997, 1996, and 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has a working capital deficiency of $90,713 as of June 30, 1997, and has incurred accumulated losses of $5,175,147 at that date. As discussed in Note 9, the Company's ability to generate sufficient cash flows to meet its obligations and sustain its operations cannot be determined at this time. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                                   /s/ Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
October 7, 1997, except Note 13 which is dated October 17, 1997.

                          SYNAPTIX SYSTEMS CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS
                             June 30, 1997 and 1996



ASSETS
                                                                                          1997                   1996
                                                                                  ------------------      ----------------
CURRENT ASSETS
              Cash and equivalents                                                $              989      $              0
              Prepaid expenses                                                                72,770                     0
                                                                                  ------------------      ----------------
                                                         TOTAL CURRENT ASSETS                 73,759                     0

PROPERTY, PLANT & EQUIPMENT
(Note 1 and Schedules V and VI)                                                              100,873                     0
                                                                                  ------------------      ----------------

                                                                 TOTAL ASSETS     $          174,632      $              0
                                                                                  ==================      ================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
              Accounts payable and accrued liabilities                            $          163,373      $         28,009
              Loans payable (Note 10)                                                              0                13,200
              Current portion of long-term lease (Note 7)                                      1,099                     0
              Income taxes payable                                                                 0                     0
                                                                                  ------------------      ----------------
                                                    TOTAL CURRENT LIABILITIES                164,472                41,209

Long-term lease (Note 7)                                                                       1,239                     0
Contingent liability (Note 11)                                                                     0                     0
                                                                                  ------------------      ----------------
                                                            TOTAL LIABILITIES                165,711                41,209

STOCKHOLDERS' EQUITY (DEFICIT) (Note 8)
              Preferred stock - $1 par value  10,000,000  shares  authorized;  0 shares of Series A Voting  Preferred  Stock  outstanding at June
                30, 1997 and 174,865 shares  outstanding at June 30, 1996, and 0 shares of Series A Convertible  Preferred  Stock  outstanding at
                June 30, 1997, and
                June 30, 1996.                                                                     0               174,865

              Common  stock - $.003  par  value  25,000,000  shares  authorized;
                15,473,700  shares issued and  outstanding  at June 30, 1997 and
                39,668 shares issued and
                outstanding at June 30, 1996.                                                 46,421                   119

              Additional paid-in capital                                                   5,337,647             4,610,729
              Retained (deficit)                                                          (5,175,147)           (4,826,922)
              Stock subscription receivable (Note 6)                                        (200,000)                    0
                                                                                  ------------------      ----------------
                                         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                  8,921               (41,209)
                                                                                  ------------------      ----------------

                                                                                  $          174,632      $              0
                                                                                  ==================      ================


See accompanying notes to these financial statements.

                          SYNAPTIX SYSTEMS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                    Years ended June 30, 1997, 1996, and 1995


                                                           1997                       1996                       1995
                                                   --------------------       -------------------       ------------------

Revenues                                           $              4,710       $                 0       $                0

Costs and Expenses
           General and administrative expenses                  408,775                    69,403                   68,644
           Interest                                                   0                        81                      225
                                                   --------------------       -------------------       ------------------

           Total Costs and Expenses                             408,775                    69,484                   68,869
                                                   --------------------       -------------------       ------------------

Income (loss) from
           Continuing Operations:                              (404,065)                  (69,484)                 (68,869)

Other Income (Expense):
           EPA settlement (Note 11)                             (20,000)                        0                        0
           Debt forgiveness (Note 4)                             75,840                         0                   71,952
           Investment income (loss)                                   0                         3                       17
                                                   --------------------       -------------------       ------------------
           Net other income                                      55,840                         3                   71,969
                                                   --------------------       -------------------       ------------------

Income (Loss)
           Before Income Taxes                                 (348,225)                  (69,481)                   3,100

Income tax expense (benefit)                                          0                    (3,299)                       0
                                                   --------------------       -------------------       ------------------

Net Income (Loss)                                  $           (348,225)      $           (66,182)      $            3,100
                                                   ====================       ===================       ==================

Income (Loss) Per Share
           (Continuing Operations)                 $               (.14)      $             (1.74)      $              .07
                                                   ====================       ===================       ==================



See accompanying notes to these financial statements.

                          SYNAPTIX SYSTEMS CORPORATION
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    Years ended June 30, 1997, 1996, and 1995


                                                                                                                           Total
                                                                                           Additional     Retained     Stockholders'
                                            Common                     Preferred             Paid-In      Earnings        Equity
                                    Shares         Amount        Shares         Amount       Capital      (Deficit)      (Deficit)
                                  ----------     -----------   ----------     ----------   -----------   -----------    ----------

BALANCES AT JUNE 30, 1994             46,492     $       139      174,865     $  174,865   $ 4,446,541   $(4,763,840)   $ (142,295)

Common stock issued to
  pay liabilities                        833               3                                   124,165                     124,168
Common stock canceled                (10,991)            (33)                                       33
Net income                                                                                                     3,100         3,100
                                  ----------     -----------   ----------     ----------   -----------   -----------    ----------

BALANCES AT JUNE 30, 1995             36,334             109      174,865        174,865     4,570,739    (4,760,740)      (15,027)

Common stock sold for cash             3,334              10                                    39,990                      40,000
Net loss                                                                                                     (66,182)      (66,182)
                                  ----------     -----------   ----------     ----------   -----------   -----------    ----------


BALANCES AT JUNE 30, 1996             39,668             119      174,865        174,865     4,610,729    (4,826,922)      (41,209)

Sale of restricted common stock
   for cash                        1,217,500           3,652                                                                 3,652
Issuance of restricted common stock
  for expenses                        58,334             175                                    20,825                      21,000
Issuance of common stock for
  preferred shares                   174,865             525     (174,865)      (174,865)      174,340
Sale of common stock (Regulation
  S) for stock subscription (Note 6)2,000,000          6,000                                   194,000
Sale of common stock (S-8) for
  cash and services                6,750,000          20,250                                   251,500                     271,750
Sale of restricted common stock for
  cash, assets, and expenses       2,250,000           6,750                                    27,000                      33,750
Issuance of restricted common stock
  for assets and expenses          3,000,000           9,000                                    69,203                      78,203
Cancellation of restricted stock     (16,667)            (50)                                   (9,950)                    (10,000)

Net loss                                                                                                    (348,225)     (348,225)
                                  ----------     -----------   ----------     ----------   -----------   -----------    ----------

BALANCES AT JUNE 30, 1997         15,473,700     $    46,421            0     $        0   $ 5,337,647   $(5,175,147)   $    8,921
                                  ==========     ===========   ==========     ==========   ===========   ===========    ==========



See accompanying notes to these financial statements.

                          SYNAPTIX SYSTEMS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                    Years ended June 30, 1997, 1996, and 1995

                                                                       1997              1996            1995
                                                                   -------------     -------------   ------------
CASH FLOWS FROM
  OPERATING ACTIVITIES:
Net income (loss)                                                 $     (348,225)    $     (66,182)  $      3,100
Adjustments to reconcile net income (loss) to net cash
   provided (used) in operating activities:
      Stock issued  for expenses                                         251,403                 0              0
      Debt forgiveness                                                   (75,840)                0              0
      Changes in assets and liabilities:
          Prepaid expenses                                               (21,695)                0              0
          Income taxes payable                                                 0            (3,299)             0
          Accounts payable and accrued liabilities                       135,364            15,637         (3,098)
                                                                   -------------     -------------   ------------


Net Cash Provided (Used) in Operating Activities                         (58,993)          (53,844)             2

CASH FLOWS FROM
   INVESTING ACTIVITIES:
Purchase of equipment                                                    (22,658)                0              0
                                                                   -------------     -------------   ------------

Net Cash Used by Investing Activities                                    (22,658)                0              0

CASH FLOWS FROM
   FINANCING ACTIVITIES:
Loan proceeds                                                             62,640            13,200              0
Sale of common stock                                                      20,000            40,000              0
                                                                   -------------     -------------   ------------

Net Cash Provided by Financing Activities                                 82,640            53,200              0
                                                                   -------------     -------------   ------------

Net Increase (Decrease) in Cash                                              989              (644)             2

CASH AT BEGINNING OF YEAR                                                      0               644            642
                                                                   -------------     -------------   ------------

CASH AT END OF YEAR                                                $         989     $           0   $        644
                                                                   =============     =============   ============

SUPPLEMENTAL CASH
   FLOW INFORMATION:
Interest paid                                                      $           0     $          81   $        225
Income taxes paid                                                              0                 0              0
                                                                   -------------     -------------   ------------

                                                                   $           0     $          81   $        225
                                                                   =============     =============   ============

SUPPLEMENTAL OPERATING ACTIVITIES:
312,500 shares of stock were issued for prepaid expenses of $34,825.

SUPPLEMENTAL INVESTING ACTIVITIES:
3,000,000 shares of stock were issued for $75,878 of equipment. $2,338 of equipment was obtained by entering into a capital lease in the amount of $2,338.



See accompanying notes to these financial statements.

                                           SYNAPTIX SYSTEMS CORPORATION
                                           (A Development Stage Company)
                                    NOTES TO  FINANCIAL STATEMENTS (CONTINUED)
                                                   June 30, 1997

                                           SYNAPTIX SYSTEMS CORPORATION
                                           (A Development Stage Company)
                                          NOTES TO  FINANCIAL STATEMENTS
                                                   June 30, 1997


NOTE 1:       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              The Company was originally incorporated in Colorado on December 31, 1986 as Euram Capital Corporation ("Euram"), and became a public company in August 1987. The Company was originally organized for the purpose of acquiring business opportunities. In 1990, the Company changed its name to Basic Natural Resources, Inc. ("BNR") and acquired 95% of the outstanding stock of Diversified Land & Exploration ("DL&E") and subsidiaries ("Diversified"), a provider of engineering, accounting, and operating services to the oil and gas industry. On April 9, 1997, the Company changed its name to Synaptix Systems Corporation.

              The Company and its former subsidiaries were previously engaged in the business of acquiring, exploring, and developing real estate, minerals, oil, and gas. The Company was concentrating its efforts in Oklahoma, Texas, Kansas, Illinois, Indiana, Colorado, Wyoming, and Louisiana.

              Synaptix' newest software program, currently in development and code-named "Eagle", allows HPC (Handheld Personal Computer) users to collect data in the field, enter this data into a forms-based format, and automatically send that data to another location using wireless telecom connections. Eagle is unique. Where most HPC software transmits e-mail, paging messages, stock quotes and the like, Eagle manages forms based on text, such as sales orders, call reports, emergency medical information, and any other time critical data. Further, with FormsDesign, an Eagle module, the user may create company specific form sets in a matter of minutes. Additionally, using an integrated "intelligent agent", Eagle may be used to query remotely located databases such as Oracle, Informix or Sybase and retrieve form sensitive information in the field. Eagle is expected to sell for $106 per license in quantities of 10,000. Potential customers are digital data service providers and include GTE and AT&T.

              Synaptix' other product, FieldExpress, is a complete forms-based field data collection and management system useful in managing large amounts of disparate data. FieldExpress is customized for each client and is intended for use in large (Fortune 500)
              companies. A typical FieldExpress user might be a company investing $100 million or more in a new petrochemical plant where contractor costs must be monitored on a daily or weekly basis and all reporting uses the same forms-based submissions. A typical FieldExpress integrated solution requires an initial client investment of $250,000 - $400,000.

              Property and Equipment
              Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, principally three to seven years.

              Income Taxes
              Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. The deferred tax asset and valuation allowance at June 30, 1997 were both $52,000. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of June 30, 1997, temporary differences arose primarily from differences in the timing of recognizing expenses for financial reporting and income tax purposes. Such differences include depreciation.

              Net Income Per Share Amounts
              Net income per common share amounts are computed based on the weighted average number of common shares outstanding as follows:
                                             1997          1996          1995
                                          ----------     ---------    ---------
              Weighted average common
                shares outstanding         2,506,606        37,938       46,429
                                          ==========     =========    =========

              Weighted average shares for all years presented reflect a 1-for-60 reverse split which was approved on January 10, 1997.

              Use of Estimates
              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                          SYNAPTIX SYSTEMS CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 1997

NOTE 1:       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
              Accounting Standards Not Yet Adopted
              In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123). The Company was required to adopt the provisions of this statement for years beginning after December 15, 1995. This statement encourages, but does not require, all entities to adopt a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in this statement had been applied. The Company is continuing to measure compensation costs in accordance with APB 25 and provide the disclosures required by SFAS 123. There were no applicable disclosures for fiscal 1997. During fiscal 1997, 4,000,000 shares of common stock were registered for the compensation plan and 3,750,000 shares were issued under the plan and valued based on the services received.

              Cash and Equivalents
              For purposes of reporting cash flows, the Company considers all cash accounts which are not subject to withdrawal restrictions or penalties, and certificates of deposit with original maturities of 90 days or less to be cash or cash equivalents.

NOTE 2:       DEVELOPMENT STAGE COMPANY
              The Company believes that since it is now engaged in a new line of business, it is in the development stage as of June 30, 1997.

NOTE 3:       ACQUISITIONS / DISPOSITIONS
              On May 15, 1997, the Company issued 3,000,000 shares of its restricted common stock to acquire many fixed assets, software products, and rights from Swallen Investments Corp. ("Swallen"). Prior to the items being owned by Swallen, the items had been owned by Synaptix, Inc. ("Synaptix Texas"), a Texas entity controlled by Alan W. Harvey, the Company's President at the time of the acquisition. The transaction was valued at $78,203, which represented the approximate historical cost of the assets and rights when held by Synaptix Texas.

NOTE 4:       RELATED PARTY TRANSACTIONS
              During the year ended June 30, 1995, the Company recorded $70,452 of debt forgiveness income from related parties. The amount represents actual funds given to the Company or other amounts paid on behalf of the Company.

              During the year ended June 30, 1996, the Company's President was paid $43,348 in consulting fees.

              During the year ended June 30, 1997, the Company's President, or entities controlled by him, received 5,967,500 shares of the Company's common stock for $20,000 cash and services valued at $7,402.

              During fiscal 1997, debt in the amount of $75,840 was forgiven by related parties. The amount represents cash given to the Company.

NOTE 5:       INCOME TAXES
              During the years ended June 30, 1997, 1996 and 1995, the Company did not operate in states where a minimum tax is imposed, or the tax is immaterial to the financial statements and has not been recorded.

              As of June 30, 1997, the Company has available for Federal income tax purposes net operating loss carryforwards of approximately $3,404,000 expiring through 2012. The Company most likely will not be able to utilize the carryover incurred prior to fiscal 1997 due to change of ownership and the requirement for the continuation of the same type of business activities.

              Components of income tax (expense) are as follows:

                         Current
                             Federal                          $            0
                             State                                         0
                                                              --------------
                                                                           0
                         Deferred
                             Federal                                       0
                             State                                         0
                                                                           0
                                                              --------------
                                                              $            0
                                                              ==============

                          SYNAPTIX SYSTEMS CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 1997

NOTE 5:       INCOME TAXES (continued)
              A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes is as follows:

                                  June 30, 1997
                         Income tax computed at federal
                             statutory tax rate               $        (118,000)
                         State taxes (net of federal benefit)                 0
                         Differences related to net loss                118,000
                                                              -----------------
                                                              $               0
                                                              =================

NOTE 6:       STOCK SUBSCRIPTION RECEIVABLE
              During  fiscal  1997,  the  Company  sold   2,000,000   shares  of
              Regulation "S" stock for $200,000, evidenced by promissory notes due in November of 1997.

NOTE 7:       COMMITMENTS AND CONTINGENCIES
              Leases
              The Company leases its corporate offices, and certain office equipment and furniture under several operating lease agreements. The Company is obligated to pay certain repairs, maintenance and insurance in connection with certain leases. Rental expense was $46,223, $250 and $0 for the years ended June 30, 1997, 1996, and
              1995 respectively. Future rent expense under the one year office lease is $32,500 of which $32,500 was prepaid at June 30, 1997 and $5,203 on an equipment lease. The lease on the office is renewable for an additional twelve months at $6,500 per month if mutually agreed by both parties. The lease is with an entity that owns about 5% of the Company's common stock. During 1997, 750,000 shares of common stock were issued to the entity for rent/prepaid rent in the amount of $78,000. The Company also has under lease office equipment which is capitalized. The capitalized amount is $2,338. Future minimum lease payments are as follows:

                  Year ending:   June 30, 1998                $           1,430
                                 June 30, 1999                            1,430
                                                              -----------------
                                                                          2,860
                         Less amounts representing interest                (303)
                         Less amount representing sales tax                (219)

                         Net minimum lease payments           $           2,338
                                                              =================


                         Current portion                      $           1,099
                         Long-term portion                                1,239
                                                              -----------------
                                                              $           2,338
                                                              =================

              Litigation
              From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. To management's knowledge, the Company is not currently involved in any legal proceedings and is not aware of any legal proceedings threatened against it.

              A former legal firm employed by the Company is in the process of obtaining a default judgment against the Company for unpaid fees of about $12,000. The $12,000 is reflected in accounts payable, and management is in the process of settling this matter.

              Certain shareholders of the Company are also shareholders of Synaptix Systems Corporation ("Synaptix Florida"), a Florida corporation not affiliated with the Company. Synaptix Florida was formed in 1996 by Alan Harvey, the former president of the Company, with the intention of acquiring the Old Synaptix assets and developing the software. Funds were raised by Synaptix Florida from third-party investors for this purpose, although to the Company's best knowledge Synaptix Florida never entered into any actual agreement to acquire the Old Synaptix assets from the owner.

              In December 1996, Mr. Harvey acquired control of the Company and contracted with Swallen Investment Corp. to acquire the Old Synaptix assets. Mr. Harvey, in his personal capacity, represented to certain Synaptix Florida shareholders that they would receive stock in the Company in place of their Synaptix Florida shares; these representations and the existence of Synaptix Florida were not disclosed to the Board of Directors by Mr. Harvey until June, 1997. At that time, the Company wrote to the shareholders of Synaptix Florida to inquire as to their interest in exchanging their shares for Company stock, in anticipation of a projected merger of the two companies. No offer to exchange shares was made at that time. Since that date, the Company learned that Synaptix Florida had substantial undisclosed liabilities and has abandoned plans to merge the companies. The Company has not issued any shares of its stock to any Synaptix Florida shareholders in exchange for any Synaptix Florida shares.

                          SYNAPTIX SYSTEMS CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 1997

NOTE 7:       COMMITMENTS AND CONTINGENCIES (continued)
              Litigation (continued)
              Synaptix Florida is not currently conducting any operations. Alan Harvey remains the president of that company. The funds raised by Synaptix Florida apparently were expended in anticipation of acquisition of the assets. Mr. Harvey has alleged, on behalf of Synaptix Florida, that some portion of these funds were loaned or otherwise contributed to the Company. The Company cannot confirm any such loans or contributions of funds from Synaptix Florida.

              The Company has determined that potential claims by Synaptix Florida or its shareholders could be asserted against Alan Harvey, and potentially against the Company as well, in connection with the Company's acquisition of the Old Synaptix assets and the alleged loans or contribution of Synaptix Florida funds to the Company, although the Company does not believe that any such claim would be upheld as against it. In order to settle any such claims, Mr. Arley L. Harvey, Alan Harvey's father, has agreed to have Variable Resources, Inc., a company controlled by Arley L. Harvey, acquire all rights to any derivative claims from the shareholders of Synaptix Florida in exchange for shares of the Company's stock held by Variable Resources, and to provide the Company with a complete release. In addition, in September, 1997, the Company entered into a separate Release Agreement with Synaptix Florida, settling all claims for alleged loans or contributions of funds to the Company and providing for a general release of claims between the two companies. As a result of these actions, Management does not believe that these potential claims will have any material adverse effect upon the Company.


              During the year ended June 30, 1994, a shareholder group brought an action against two individuals who were Officers and Directors of the Company. As part of the settlement, the Investors agreed to drop all claims if the individuals left the Company, returned the Company's stock owned by entities of the individuals, and took Diversified Land and Exploration and subsidiaries out of the Company. During 1995, 10,991 shares of the Company's common stock were canceled as part of the settlement agreement.

              Contract Service Agreements
              The Company has contract service agreements with eight people. The agreements are one or two years in length. Future approximate expected payments for the years ending June 30, 1998, 1999, and 2000 are $451,000, $212,000, and $9,000.

              The eight people also have the option to purchase a total of 31,000 shares of the Company's common stock at a price of $.15 per share during the period beginning November 21, 1997 and ending November 21, 2000, and 31,000 shares at $.15 per share during the period beginning April 23, 1998 and ending April 23, 2001.

              Consulting Agreement
              The Company signed an agreement, effective August 1, 1997, with a management services and financial advisor. Terms of the agreement call for the advisor, in addition to assisting the Company with management and operations, to assist the Company in raising up to $5 million in investment capital. The advisor is to be paid $30,000 per month for six months and also receive 5% of the capital raised by the Company. If $2 million is raised, the advisor is to receive 250,000 shares of the Company's common stock which will be registered on Form S-8. In January 1998, the advisor is to be issued 5% of the outstanding stock of the Company at that date.

NOTE 8:       STOCKHOLDERS' EQUITY
              In fiscal 1989, the Company effected a two-for-one split of its Common Stock and reduced the par value per share from $.0001 to $.00005. In fiscal 1991, the Company effected a one-for-fifty reverse split of its Common Stock. In fiscal 1995 the Company effected a one-for-five reverse split of its Common Stock. In fiscal 1997 the Company effected a one-for-sixty reverse split of its common stock and increased the par value per share from $.00005 to $.003. All share and per share amounts in the accompanying financial statements and notes have been adjusted to reflect the stock splits.

              Preferred Stock
              The Company has 10,000,000 shares of $1.00 par value Preferred Stock authorized for issuance. Such preferred stock can be divided into classes or series at the discretion of the Board of Directors. Prior to June 30, 1997, the Company had designated two
              (2) classes: Series A Preferred Stock: $1.00 par value Voting Preferred Stock, consisting of 174,865 shares (the "Voting
              Preferred Shares"); and $1.00 par value Series A Convertible Preferred Stock (the "Convertible Preferred Shares"), consisting of 2,000,000 shares. At June 30, 1997, no preferred shares are outstanding.

              The Voting Preferred Shares are callable and redeemable at the option of the Company. In addition to the cash redemption price of $1.00 per share, holders of the Voting Preferred Shares are entitled to two shares of Common Stock for each of the Voting Preferred Shares redeemed. Holders of the Voting Preferred Shares are entitled to vote on all matters to be voted upon by the shareholders, have a liquidation preference of $1.00 per share before any winding-up of the Company, and are entitled to

                          SYNAPTIX SYSTEMS CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 1997

NOTE 8:       STOCKHOLDERS' EQUITY (continued)

              Preferred Stock
              such dividends as may be declared by the Board of Directors. The Voting Preferred Shares have no preemptive rights or sinking fund provisions. During fiscal 1997, the Company canceled all 174,865 outstanding shares of Series A voting Preferred Stock by issuing 174,865 shares of Common Stock. The Preferred Stock shareholders waived all of the other rights associated with the Preferred Stock.

              The Convertible Preferred Shares carry the same preferences and rights as the Voting Preferred Shares except that the Convertible Preferred Shares have no voting rights, are callable and redeemable, at the option of the Company, at a redemption price of $10.00 per share in cash or in shares of Common Stock of the Company, and are convertible by the holders into two (2) shares of the Company's Common Stock commencing as of the date of issuance and continuing thereafter for a period ending on the second anniversary of such issue date.

              Common Stock
              During the year ended June 30, 1995, the Company issued 833 shares of common stock to settle $124,168 of accounts payable.

              During the year ended June 30, 1996, the Company sold 3,334 shares of common stock for $40,000 cash.

              During the year ended June 30, 1997, the Company issued 174,865 shares of common stock to retire 174,865 shares of Preferred Stock, and sold or issued 15,259,167 shares of common stock for $20,000 cash, $251,403 of expenses, $110,703 of assets, and
              $200,000 in the form of promissory notes for subscribed stock.

NOTE 9:       GOING CONCERN CONSIDERATION
              The financial statements have been prepared in accordance with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has a working capital deficiency of $90,713 and presently has a retained deficit of $5,175,147. In addition, the Company has used, rather than provided, cash in operations with a corresponding adverse effect upon liquidity.

              The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

              The Company's continued existence as a going concern is dependent upon the success of future operations and its ability to generate cash flow to meet its obligations on a timely basis. Although it cannot be assumed that the Company will be able to continue as a going concern in view of its weakened financial condition, management believes that sources of working capital will be found that will allow the Company to continue as a going concern. The Company believes sales of its common stock should provide working capital in the future.

NOTE 10:      LOANS PAYABLE
              At June 30, 1996, the Company owed $13,200 to an entity for funds advanced to the Company. The loan has no stated interest rate and is due on demand. The loan was forgiven during fiscal 1997.

NOTE 11:      CONTINGENT LIABILITY
              The Company was involved in a lawsuit in Texas related to environmental problems. The Company's counsel negotiated to settle the matter for $10,000 cash and 16,667 shares of the Company's restricted common stock. The stock was issued prior to June 30, 1997 and the $10,000 is reflected in accounts payable. The Company does not expect to incur further liabilities in regard to this matter.

NOTE 12:      STOCK OPTION PLANS
              During fiscal 1997, the Company established an incentive stock option and non-statutory stock option plan. 4,000,000 shares of common stock were registered. During fiscal 1997, Mr. Alan W. Harvey exercised 3,000,000 options at $.005 per share. At June 30, 1997, there are 62,000 options outstanding at an exercise price of $.15 per share. See Note 7 for further details.

              The Company also established an employee stock compensation plan and registered 4,000,000 shares of its common stock. During fiscal 1997, 3,750,000 shares were issued.

NOTE 13:      SUBSEQUENT EVENTS
              On October 17, 1997, the Company's Chief Executive Officer and President resigned. The Company does not expect his resignation to adversely affect the Company. The Board of Directors is in the process of identifying new officers for appointment.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Directors

                  The following table sets forth the name, principal occupation, age and, if applicable, the year in which the individual first became a director for each nominee, and all persons nominated or chosen to become directors, together with all positions and offices with the Company held by each such person and term or period during which each nominee has served, for election as a director at the Annual Meeting of Shareholders to be held on December 16, 1997.


Name and Principal                                             Served as a
Occupation                                       Age           Director Since
Edward S. Fleming, Vice President,               41            December 1996
Chief Financial Officer and Director (1)
Mark F. Walz, Director (2)                       40            December 1996
Matthew Hutchins(3)                              42            Not applicable
Daniel Gillett(4)                                35            Not applicable

(1) Mr. Fleming is currently Acting President, in addition to his position as Vice President, Chief Financial Officer, and Director. Mr. Fleming was elected to serve as Vice President and Chief Financial Officer on December 23, 1996. From 1993 to the present, Mr. Fleming has held the position of Geologic Science Advisor to the Astronaut Office, Johnson Space Center, and was primarily responsible for the planning, coordination and evaluation of military and civilian manned space observations of the Earth, including the management of all Army personnel assigned to the Space Center. He has an extensive background in systems administration of the SUN and UNIX programs, as well as experience in a wide variety of sophisticated remote sensing software packages. Prior to 1993, Mr. Fleming held a succession of various leadership positions of national and military prominence while serving as an officer in the United States Army for more than 20 years.

(2) Mr. Walz was elected to serve as a member of the Board of Directors on December 23, 1996. Mr. Walz has held the position of Chief Financial Officer for Inliner Americas, Inc., a leading company engaged in the development, application and international licensing of proprietary trenchless pipeline rehabilitation processes, since January 1997. Prior to that time, Mr. Walz held the positions of Vice President - Financial Accounting and Controller for the period October 1995 through December 1996, and November 1994 through September 1995, respectively. Mr. Walz held various management positions with CRSS, Inc., prior to joining Inliner Americas, Inc., most recently as Controller of CRSS Architects, Inc., and as Assistant Director of Internal Audit. He has also held various management positions with Arthur Andersen & Co. and Ernst & Young for a combined period of more than nine years. Mr. Walz is a Certified Public Accountant.

(3) Matthew Hutchins, a nominee for director, is a founding principal of, and from 1995 to the present has been the chief executive officer of, The Tiger Group, L.L.C., a full-service strategic business development consulting firm formed in 1995 and located in Dallas, Texas. The Tiger Group specializes in market expansion and strategic business development for its clients. From 1990 to 1994, Mr. Hutchins was employed by SpectraVision, Inc., a publicly held company engaged in the business of video entertainment and interactive services for the lodging and hospitality industry, as Vice President - International and a member of the senior executive staff, with responsibility for all aspects of SpectraVision's international operations. From 1990 to 1994, Mr. Hutchins additionally held the positions of Vice President, Chief Legal Officer and Corporate Secretary at SpectraVision. Mr. Hutchins is an attorney at law admitted to practice in the State of Texas.

(4) Dan Gillett, a nominee for director, has been an affiliate of The Tiger Group, L.L.C. since July, 1997, and has been a partner in MG Capital, a Dallas-based financial advisory firm, since May, 1995. From 1989 to 1995, Mr. Gillett served in the Investment Banking Department of CS First Boston, where he held the position of Vice President. Mr. Gillett has also served in various positions with PepsiCo, Inc. and Price Waterhouse. Mr. Gillett received his MBA from Harvard Business School in 1989.

                  Meetings of the Board of Directors

     Standing Committees. The Company does not have any Standing Committees, which would consist of an audit, compensation or nominating committee. No director serves as a member of the Board of Directors of any other company with a class of securities registered under the Securities Act of 1934, as amended, or which is registered as an investment company under the Investment Company Act of 1940.

     Attendance at Board Meetings. During the last fiscal year, the Board of Directors of the Company held three (3) special meetings. The Board of Directors consisted of three directors during the last fiscal year ended June 30, 1997. All directors attended all board meetings.

                  Compensation of Directors

                  On October 13, 1997, the board of directors resolved to compensate the sole non-employee director by granting him an option under the Company's 1997 Employee Stock Option Plan to purchase up to 200,000 shares of the Company's common stock at an option price of $.20 per share. Such option was granted in consideration for services rendered as a non-employee director for the period December 1996 through October 1997. In addition, non-employee directors will be reimbursed for reasonable expenses incurred in connection with any meetings.

                  Executive Officers

                  The  executive  officers  of  Synaptix  Systems   Corporation,
together with the years in which such Officers were named to their present office, are as follows:

                                            Positions held with                                  Year Named to
Name                       Age              the Company                                          Present Position

Alan W. Harvey             37               Former Chairman, President,                          December 1996
                                            Chief Executive Officer(1)                           to October 1997

Edward S. Fleming          41               Vice President and Chief Financial                   December 1996
                                            Officer

Christine N. Croneau       34               Secretary (2)                                        December 1996

Samuel M. Skipper          38               Chairman, President and Chief                        August 1995 to
                                            Executive Officer, Director (3)                      December 1996

(1) Mr. Harvey resigned as a director and officer of the Company on October 17, 1997. Mr. Harvey was elected to serve as Chairman of the Board, President and Chief Executive Officer effective as of December 23, 1996. Prior to joining the Company, Mr. Harvey held the position of Vice President - Development of Synaptix, a company that provides management consulting services with an emphasis in the marketing and development of Oracle Financials and Oracle EIS solutions through large system integrators to non-Fortune 1000 companies. From 1992 to 1993, Mr. Harvey held the position of Oil & Gas Practice Director at Oracle Corporation, and was responsible for comprehensive consulting and vertical software integration services, as well as the creation and development of Oracle's Environmental Information System. From 1991 to 1992, Mr. Harvey served as Director of MIS at Exlog Inc., a subsidiary of Baker Hughes, and was responsible for the implementation of an MIS strategic plan to implement Oracle Financials worldwide.

(2) Ms. Croneau was appointed to serve as Secretary of the Company on December 15, 1996. During the past five years, Ms. Croneau has held various management positions with Lockheed-Martin Services, Inc. in Houston, Texas, and most recently held the position of Senior Engineer/Biomedical Engineer. Prior to that time, Ms. Croneau held the position of Research Assistant at Baylor College of Medicine.

(3) Mr. Skipper served as Chairman of the Board, President and Chief Executive Officer for the period August 1995 through December 23, 1996.

                  Each of the Executive Officers serves at the pleasure of the Board of Directors.

ITEM 10.          EXECUTIVE COMPENSATION

                  The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, the Company's Chief Executive Officer during the fiscal year ended June 30, 1997 and for the period through October 28, 1997. The Company did not compensate any other of its executive officers, on an annual basis, in excess of $60,000.

                           SUMMARY COMPENSATION TABLE

                                                        Annual Compensation
Name and Principal                                                              Other Annual              All other
Position                          Year         Salary           Bonus           Compensation             Compensation
                                                 ($)             ($)                 ($)                     ($)
Alan W. Harvey, former          1997           $10,596            0                   0                       0
Chairman, President and
Chief Executive Officer

                  EXECUTIVE COMPENSATION AND OTHER INFORMATION

     Incentive Stock Option Plan and Non-Statutory Stock Option Plan

                  The Company has adopted an Incentive Stock Option Plan and a Non-Statutory Stock Option Plan (together, the "Option Plan"), and has registered the stock reserved for the plan pursuant to a Registration Statement on Form S-8, filed with the Securities and Exchange Commission. The Option Plan provides that the Company may award stock options to employees, including non-employee directors of the Company. The Company intends to make such awards to employees in order to induce qualified persons to accept employment with the Company, and to reward key personnel of the Company in lieu of cash bonuses. A total of four million shares of the Company's Common Stock has been reserved for issuance pursuant to the Compensation Plan. Of this amount, three million shares have been awarded to Alan W. Harvey, and were exercised immediately.

                  Employee Stock Compensation Plan

                  The Company has adopted an Employee Stock Compensation Plan (the "Compensation Plan"), and has registered the stock reserved for the plan pursuant to a Registration Statement on Form S-8, filed with the Securities and Exchange Commission. The Compensation Plan provides that the Company may issue stock awards to employees, including consultants who have provided bona fide services to the Company not connected to any financing activities. The Company intends to make such awards to employees and consultants for services rendered on behalf of the Company, in lieu of cash payments otherwise owing to these individuals, and to make future awards as the Board of Directors determines in order to induce qualified persons to accept employment with the Company, and to reward key personnel of the Company in lieu of cash bonuses. A total of four million shares of the Company's Common Stock has been reserved for issuance pursuant to the Compensation Plan.

In May, 1997, the Company issued 3,750,000 shares of the Company's common stock pursuant to this plan for services rendered and expenses paid.

                  Other Compensation of Executive Officers

                  During fiscal 1997, the Company provided travel and entertainment expenses to its executive officers and key employees. The aggregate amount of such compensation, as to any executive officer or key employee, did not exceed the lesser of $25,000 or 10% of the cash compensation paid to such executive officer or key employee, nor did the aggregate amount of such other compensation exceed 10% of the cash compensation paid to all executive officers or key employees as a group.

                  On January 10, 1997, Alan W. Harvey was granted an option to purchase up to 1,750,000 shares of common stock under the Company's 1997 Non-Statutory Stock Option Plan, in addition to being granted a straight option to purchase up to 3,000,000 shares of the Company's common stock on May 17, 1997. Mr. Harvey exercised his option to purchase up to 1,750,000 and 3,000,000 shares of the Company's common stock at an exercise price of $.005 per share on May 17, 1997. Of the shares exercised under the options, 1,750,000 shares are held in the name of Variable Resources, Inc., 750,000 shares were held in the name of Alan W. Harvey, 750,000 shares are held in the name of Highbrook Management Corp., 750,000 shares were gifted to Tropicana International, Inc., and 750,000 shares were gifted to Youngstown Worldwide, Inc. Arley L. Harvey, father of Alan W. Harvey, is the Corporate Agent for Tropicana International, Inc. and Youngstown Worldwide, Inc. Arley L. Harvey and Alan W. Harvey, as a group, may be deemed to be a controlling person of Synaptix by virtue of their share ownership.

                        OPTION GRANTS IN LAST FISCAL YEAR

                  The following table sets forth information with respect to the grant of options under the Company's 1997 Non-Statutory Stock Option Plan and Incentive Stock Option Plan during the fiscal year ended June 30, 1997, and subsequent to fiscal year end.


                          Number of          Percent of total
                          Securities         options granted                     Market Price                 Grant
                          underlying         to employees in    Exercise or      on Grant       Expiration    Date
                          options granted    fiscal year        base price       Date           Date          Value(1)
Name                           (#)                    (%)       ($/Share)         ($/Share)
Alan W. Harvey                4,750,000            88.59             $.005            N/A         5/1/2002        $14,250

(1) The options shown were exercised immediately upon grant, and prior to commencement of trading in the Company's stock.


      Aggregated Option Exercises in Last Fiscal Year and FYE Option Values


                                                       Number of securities           Value of unexercised
                      Shares                           underlying unexercised         in-the-money options
                      acquired         Value           options at fiscal year-end     at fiscal year-end
Name                  on Exercise      Realized        Exercisable/unexercisable      Exercisable/unexercisable
                            (#)            ($)                      (#)                               ($)
Alan W. Harvey        4,750,000        $14,250(1)                   0/0                              0/0

(1) The options shown were exercised immediately upon grant, and prior to commencement of trading in the Company's stock.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT

                  The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of October 28, 1997, by each person or entity known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, and the beneficial ownership of the Company's Common Stock, and all directors and executive officers as a group. No director or executive officer personally owns any of the Company's Voting Preferred Stock.

                                                                  Amount and
                                                                   Nature of           Percent    Percent of Total
                           Name and Address of                    Beneficial              of          Outstanding
Title of Class             Beneficial Owner                        Interest             Class       Voting Securities
---------------            -------------------------------      ---------------     -----------    ---------------------
$.003 par value            Alan W. Harvey(1)                     1,865,500(D)          12.04%            12.04%
Common Stock               2450 South Shore Drive
                           Suite 210
                           League City, Texas 77573
$.003 par value            Swallen Investments Corp.             3,000,000(D)          19.36%            19.36%
Common Stock               7507 Dawn Mist Court
                           Sugarland, Texas 77479
$.003 par value            Variable Resources, Inc.(1)           1,750,000(I)          11.29%            11.29%
Common Stock               P.O. Box 1338
                           League City, Texas 77479
$.003 par value            Omaha Capital Corp.                   1,000,000(D)           6.45%             6.45%
Common Stock               233 College Street
                           Suite 151
                           Toronto, Ontario M5T 3R5
$.003 par value            Georgia Capital Corp.                 1,000,000(D)           6.45%             6.45%
Common Stock               2938 Dundas St. West
                           Suite 70567
                           Toronto, Ontario M6P 1Y8
$.003 par value            Highbrook Management                   750,000(I)            4.84%             4.84%
Common Stock               Corp.(1)
$.003 par value            Youngstown Worldwide,                  750,000(I)            4.84%             4.84%
Common Stock               Ltd.(2)
$.003 par value            Tropicana International                750,000(I)            4.84%             4.84%
Common Stock               Corp.(2 )
$.003 par value            Edward S. Fleming(3)                   350,000(D)            2.26%             2.26%
Common Stock

$.003 par value            Mark F. Walz(4)                        200,000(D)            1.29%             1.29%
Common Stock
All directors and
officers  as a group,
including the entities
named above(2)                                                      550,000             3.55%             3.55%

                  Unless otherwise indicated in the footnotes below, each person or entity has sole voting and dispositive power over the shares indicated.

(1) Alan W. Harvey beneficially holds directly 1,865,000 shares of common stock in his name, and indirectly holds 1,750,000 shares as corporate agent of Variable Resources, Inc., and indirectly holds 750,000 shares of common stock as corporate agent of Highbrook Management Corp. Arley L. Harvey and Alan Harvey, as a group, may be deemed to be a controlling person of Synaptix by virtue of their share ownership. See "EXECUTIVE COMPENSATION AND OTHER INFORMATION -- Option Grants in Last Fiscal Year."

(2) Arley L. Harvey beneficially holds indirectly, 750,000 shares as corporate agent of Tropicana International Corp., and 750,000 shares of Youngstown Worldwide, Ltd., which shares were gifted to Arley L. Harvey from Alan W. Harvey. Arley L. Harvey and Alan Harvey, as a group, may be deemed to be a controlling person of Synaptix by virtue of their share ownership.

(3) Edward S. Fleming was granted an option to purchase up to 350,000 shares of the Company's common stock under the Company's 1997 Employee Stock Option Plan at an option price of $.20 per share in consideration of services rendered as an officer and director of the Company for the period December 1996 through October 1997.

(4) Mark F. Walz was granted an option to purchase up to 200,000 shares of the Company's common stock under the Company 1997 Employee Stock Option Plan at an option price of $.20 per share in consideration of services rendered as a director of the Company for the period December 1996 through October 1997.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Transactions with Management and Others

                  No executive officer, director, stockholder known to the Company to own, beneficially or of record, more than 5% of the Company's Common Stock, or any member of the immediate family of any of those persons has engaged since the beginning of the Company's last fiscal year ended June 30, 1997,or proposes to engage in the future, in any transaction or series of similar transactions with the Company, directly or indirectly through a separate entity, in which the amount involved exceeded or will exceed $60,000.

                  No director of the Company has served during the last fiscal year or currently serves as a partner or executive officer of any investment banking firm that performed services for the Company during the last fiscal year ended June 30, 1997, or that the Company proposes to have perform services during the current year. The Company knows of no other relationship between any director and the Company substantially similar in nature and scope to those described above.

                  Certain Business Relationships

                  Certain shareholders of the Company are also shareholders of Synaptix Systems Corporation ("Synaptix Florida"), a Florida corporation not affiliated with the Company. Synaptix Florida was formed in 1996 by Alan Harvey, the former president of the Company, with the intention of acquiring the Old Synaptix assets and developing the software. Funds were raised by Synaptix Florida from third-party investors for this purpose, although to the Company's best knowledge Synaptix Florida never entered into any actual agreement to acquire the Old Synaptix assets from the owner.

                  In December 1996, Mr. Harvey acquired control of the Company and contracted with Swallen Investment Corp. to acquire the Old Synaptix assets. Mr. Harvey, in his personal capacity, represented to certain Synaptix Florida shareholders that they would receive stock in the Company in place of their Synaptix Florida shares; these representations and the existence of Synaptix Florida were not disclosed to the Board of Directors by Mr. Harvey until June, 1997. At that time, the Company wrote to the shareholders of Synaptix Florida to inquire as to their interest in exchanging their shares for Company stock, in anticipation of a projected merger of the two companies. No offer to exchange shares was made at that time. Since that date, the Company learned that Synaptix Florida had substantial undisclosed liabilities and has abandoned plans to merge the companies. The Company has not issued any shares of its stock to any Synaptix Florida shareholders in exchange for any Synaptix Florida shares.

                  Synaptix Florida is not currently conducting any operations. Alan Harvey remains the president of that company. The funds raised by Synaptix Florida apparently were expended in anticipation of the acquisition of the assets. Mr. Harvey has alleged, on behalf of Synaptix Florida, that some portion of these funds were loaned or otherwise contributed to the Company. The Company cannot confirm any such loans or contributions of funds from Synaptix Florida.

                  The Company has determined that potential claims by Synaptix Florida or its shareholders could be asserted against Alan Harvey, and potentially against the Company as well, in connection with the Company's acquisition of the Old Synaptix assets and the alleged loans or contribution of Synaptix Florida funds to the Company, although the Company does not believe that any such claim would be upheld as against it. In order to settle any such claims, Mr. Arley L. Harvey, Alan Harvey's father, has agreed to have Variable Resources, Inc., a company controlled by Arley L. Harvey, acquire all rights to any derivative claims from the shareholders of Synaptix Florida in exchange for shares of the Company's stock held by Variable Resources, and to provide the Company with a complete release. In addition, in September, 1997, the

Company entered into a separate Release Agreement with Synaptix Florida, settling all claims for alleged loans or contributions of funds to the Company and providing for a general release of claims between the two companies. As a result of these actions, Management does not believe that these potential claims will have any material adverse effect upon the Company.

                  Indebtedness of Management.

                  During the Company's last fiscal year, no executive officer, director, any member of the immediate family or any of those persons, any corporation or organization for which any of those persons serve as an executive officer or partner or which they own directly or indirectly 10% or more of its equity securities, or any trust or other estate in which any of the Company's executive officers or directors have a substantial beneficial interest or for which they serve as a trustee or in a similar capacity, has owed the Company at any time since the beginning of its last fiscal year more than $60,000.

                  Termination and Change In Control Arrangements.

                  The Company has no compensatory plan or arrangement with respect to its Executive Officers that would result from the resignation, retirement or termination of any Executive Officer's employment with the Company, from a change in control of the Company, or from a change in an Executive Officer's responsibilities following a change in control of the Company.

ITEM 13.          EXHIBITS, FINANCIAL STATEMENTS,  SCHEDULES AND
                  REPORTS ON FORM 8-K.

1.      List of Documents

        Report of Independent Auditors......................................17
        Balance Sheets at June 30, 1997 and 1996............................18
        Statements of Operations for the years ended June 30, 1997,
                 1996, and 1995.............................................19
        Statements of Changes in Stockholders' Equity (Deficit) for the
                 years ended June 30, 1997, 1996, and 1995..................20
        Statements of Changes of Cash Flows for the years ended
                 June 30, 1997, 1996, and 1995..............................21
        Notes to Financial Statements.......................................22

2.      Financial Statement Schedules

        The  following   financial  statement  schedules  of  Synaptix
        Systems Corporation are included in PART III, ITEM 13(a):

        Report of Independent Certified Public Accountants on
                 Supplementary Financial Information........................36
        Schedule V - Property, Plant, and Equipment.........................37
        Schedule VI - Accumulated Depreciation and Amortization
                 of Property, Plant, and Equipment..........................38

                  All other Schedules have been omitted, since the required information is not present or is not present in amounts sufficient to require submission of the Schedule, or because the information required is included in the financial statements and notes to the financial statements thereto.

3.        Reports on Form 8-K.

          The Company filed the following reports on Form 8-K during the fiscal year ended June 30, 1997 and subsequent thereto:

          A Form 8-K was filed on June 16, 1997 announcing the acquisition of assets from Swallen Investments Corp.

          A Form 8-K was filed on October 30, 1997 announcing the resignation of Allen W. Harvey as a director and officer of the Company.

4.        Exhibits

Exhibit
Number    Description

2         Asset Purchase Agreement by and between Swallen Investments
          Corp. and Synaptix Systems Corporation, dated May, 1997. .........................39
3(a)      Amendment to Articles of Incorporation (1)
3(b)      Bylaws  (1)
4(a)      Statement of Series Shares(1)
4(b)      Form of Warrant Agent Agreement and Form of Warrant Certificate(2)
4(c)      Form of Class A and Class B Common Stock Purchase Warrants(3)
10(a)     Synaptix Systems Corporation 1997 Incentive and Non-Statutory
          Stock Option Plan(4)
10(b)     Form of Synaptix Systems Corporation Employee Stock Option Agreement(4)
10(c)     Synaptix Systems Corporation 1997 Employee Stock Compensation Plan(5)
10(d)     Promissory Note by and between Synaptix Systems Corporation and
          Omaha Capital Corp................................................................53
10(e)     Promissory Note by and between Synaptix Systems Corporation and
          Georgia Capital Corp..............................................................54
10(f)     Consulting Agreement by and between The Tiger Group, L.L.C. and
          Synaptix Systems Corporation, dated August 6, 1997................................55
10(g)     Employment agreements.............................................................60
10(h)     Settlement agreement and release by and between Synaptix Systems
          Corporation and Alan W. Harvey....................................................100

27        Financial Data Schedule

(1)      Incorporated   herein  by  reference  to  Exhibit  of  same  number  in
         Registrant's Report on Form 14A, dated December 30 , 1996.

(2)      Incorporated   herein  by  reference  to  Exhibit  of  same  number  in
         Registrant's Registration Statement on Form S-18 (No. 33-15097-D) filed with the Securities and Exchange Commission, dated August 7, 1987.

(3) Incorporated herein by reference to Exhibit No. 10.1 of Registrant's Annual Report on Form 10-K for the year ended March 31, 1988.

(4) Incorporated herein by reference to Form S-8 Registration, as filed with the Securities and Exchange Commission on May 12, 1997.

(5) Incorporated herein by reference to Form S-8 Registration, as filed with the Securities and Exchange Commission on May 9, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                   SYNAPTIX SYSTEMS CORPORATION
                                          (Registrant)



                   By:  /s/
                       Edward S. Fleming
                       Acting President,
                       Vice President and Chief Financial Officer

Dated:   October 31, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities indicated and on the dates indicated.


         Name             Title                                   Date


    /S/                  Acting President,                     October 31, 1997
   Edward S. Fleming     Vice President and Chief
                         Financial Officer and Director



   /S/                   Director                              October 31, 1997
   Mark F. Walz

                                 SMITH & COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                    CRANDALL BUILDING SUITE 700
AMERICAN INSTITUTE OF                          10 WEST 100 SOUTH
     CERTIFIED PUBLIC ACCOUNTANTS              SALT LAKE CITY, UTAH 84101
UTAH ASSOCIATION OF                            TELEPHONE:       (801) 575-8297
     CERTIFIED PUBLIC ACCOUNTANTS              FACSIMILE:       (801) 575-8306
------------------------------------------------------------------------------



The Stockholders and
The Board of Directors
Synaptix Systems Corporation
(A Development Stage Company)

Our audit of the basic financial statements presented in the preceding section of this report was made primarily to form an opinion on such financial statements taken as a whole. The additional information, contained in the following pages, is not considered essential for the fair presentation of the financial position of Synaptix Systems Corporation (a development stage company), the results of its operations or cash flows in conformity with generally accepted accounting principles. The following information consisting of Schedule V and Schedule VI is included to comply with reporting requirements of the Securities and Exchange Commission. Such data was subjected to the audit procedures applied in the audit of the basic financial statements and in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                       /s/ Smith & Company
                                                    CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
October 7, 1997

                          SYNAPTIX SYSTEMS CORPORATION
                          (A Development Stage Company)
                   SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT

                                              Balance at                                                   Balance
                                               Beginning           Additions                               at End
                                               of Period            at Cost          Retirement           of Period
                                          ------------------  ------------------  -----------------  ------------------
Year ended June 30, 1995
           Leasehold improvements         $                0  $                0  $               0  $                0
           Computer equipment/
              software                                     0                   0                  0                   0
           Fixtures & equipment                            0                   0                  0                   0
                                          ------------------  ------------------  -----------------  ------------------

                                          $                0  $                0  $               0  $                0
                                          ==================  ==================  =================  ==================

Year ended June 30, 1996
           Leasehold improvements         $                0  $                0  $               0  $                0
           Computer equipment/
              software                                     0                   0                  0                   0
           Fixtures & equipment                            0                   0                  0                   0
                                          ------------------  ------------------  -----------------  ------------------

                                          $                0  $                0  $               0  $                0
                                          ==================  ==================  =================  ==================

Year ended June 30, 1997
           Leasehold improvements         $                0  $            1,984  $               0  $            1,984
           Computer equipment/
              software                                     0              47,246                  0              47,246
           Fixtures & equipment                            0              51,643                  0              51,643
                                          ------------------  ------------------  -----------------  ------------------

                                          $                0  $          100,873  $               0  $          100,873
                                          ==================  ==================  =================  ==================

                          SYNAPTIX SYSTEMS CORPORATION
                          (A Development Stage Company)
                    SCHEDULE VI - ACCUMULATED DEPRECIATION OF
                         PROPERTY, PLANT, AND EQUIPMENT

                                              Balance at                                                   Balance
                                               Beginning           Additions                               at End
                                               of Period            at Cost          Retirement           of Period
                                          ------------------  ------------------  -----------------  ------------------
Year ended June 30, 1995
           Leasehold improvements         $                0  $                0  $               0  $                0
           Computer equipment/
              software                                     0                   0                  0                   0
           Fixtures & equipment                            0                   0                  0                   0
                                          ------------------  ------------------  -----------------  ------------------

                                          $                0  $                0  $               0  $                0
                                          ==================  ==================  =================  ==================

Year ended June 30, 1996
           Leasehold improvements         $                0  $                0  $               0  $                0
           Computer equipment/
              software                                     0                   0                  0                   0
           Fixtures & equipment                            0                   0                  0                   0
                                          ------------------  ------------------  -----------------  ------------------

                                          $                0  $                0  $               0  $                0
                                          ==================  ==================  =================  ==================

Year ended June 30, 1997
           Leasehold improvements         $                0  $                0  $               0  $                0
           Computer equipment/
              software                                     0                   0                  0                   0
           Fixtures & equipment                            0                   0                  0                   0
                                          ------------------  ------------------  -----------------  ------------------

                                          $                0  $                0  $               0  $                0
                                          ==================  ==================  =================  ==================

No depreciation was taken due to the fact all assets were placed in service late in the fourth quarter of the year.

                     ASSET PURCHASE AGREEMENT                       Exhibit 2

          This Asset Purchase Agreement (this "Agreement") is made and entered into as of May ___, 1997 by and between SYNAPTIX SYSTEMS CORPORATION, a Colorado corporation (the "Buyer"), and SWALLEN INVESTMENTS CORP., a Nevada corporation (the "Seller"), with respect to the following:

                                 R E C I T A L S

          A. Seller is an investment company that has acquired all of the assets of Synaptix Systems Corporation, a defunct corporation (Old Synaptix), from Guaranty Mortgage Corp., the lender that foreclosed upon said assets. Seller desires to sell all of the Old Synaptix assets to Buyer in exchange for the issuance by Buyer to Seller of shares of Buyer's common stock.

          B. Old Synaptix was in the business of developing and selling software programs for computer, and had partially developed or completed three programs, entitled "FieldExpress", "TnExpress" and "INTERACT". Buyer desires to obtain all right, title and interest in and to these software programs from Seller, together with all assets of Old Synaptix acquired by Seller which in any way relate thereto.

          C. The parties desire to accomplish this purchase and sale of the Old Synaptix assets in accordance with the terms and conditions contained in this Agreement.

                                A G R E E M E N T

          Now, therefore, in consideration of the premises and the mutual promises herein made, and in consideration of the representations, warranties, and covenants herein contained, the Parties agree as follows.

                             Article 1. Definitions

          1.1 "Acquired Assets" means all right, title, and interest in and to all of the assets of Old Synaptix relating to or used in Old Synaptix's business, including all of the following:

                  (a) all current assets, if any, including cash, accounts receivable, orders received, orders pending, prepaid expenses which can be assigned to Buyer (and excepting those set forth on Schedule 1.1(a) of the Disclosure Schedules), and allowances as of the closing date, less notes receivable, and less such amount of cash as may be required for payment of taxes, vacation pay and other expenses, not assumed by Buyer, incurred prior to Closing to be paid after Closing, as set forth on Exhibit A hereto;

                  (b) all files, customer lists, documents, correspondence, lists, plats, architectural plans, drawings, and specifications, creative materials, advertising and promotional materials, studies, reports, and other printed or written materials relating to the business of Seller, except for checks, payroll records, records of accounts payable and receivable, financial books and records, and corporate books and records of prior years not relating to the current operations of the Business of Seller;

                  (c)  all  intellectual  property  rights  (including  patents, trademarks, copyrights, trade secrets, know-how, computer programs, computer code, plans, drawings and files) relating to the Seller's software product lines and all components thereof, goodwill associated therewith, licenses and sublicenses granted and obtained with respect thereto, and rights thereunder, remedies against infringements thereof, and rights to protection of interests therein under the laws of all jurisdictions, together with the names and designs "Synaptix Systems", "FieldExpress", "TnExpress", and "INTERACT";

                  (d)  all  fixed  assets,   including   machinery,   equipment,
furniture, fixtures, tools, patterns, tooling and testing apparatus used by Old Synaptix in its business;

                  (e) all current inventories of raw materials and supplies, manufactured and purchased parts, goods in process and finished goods which are the property of Seller and relate to the business of Old Synaptix;

                  (f) all agreements, contracts (except insurance contracts), instruments, Security Interests, guaranties, other similar arrangements, and rights thereunder relating to Old Synaptix's business;

                  (g) except as otherwise provided in this Agreement, claims, deposits, prepayments, refunds, causes of action, causes in action, rights of recovery, rights of set off, and rights of recoupment;

                  (h)      goodwill, to the extent that there is any; and

                  (i) franchises, approvals, permits, licenses, orders, registrations, certificates, variances, and similar rights obtained from governments and governmental agencies, to the extent that they may be assigned or transferred to Buyer.

          1.2 "Basis" means any past or present fact, situation, circumstance, status, condition, activity, practice, plan, occurrence, event, incident, action, failure to act, or transaction that forms or could form the basis for any specified consequence.

          1.3 "Business of Old Synaptix" has the meaning set forth in Recital A above.

          1.4     "Buyer" has the meaning set forth in the preface above.

          1.5     "Closing" has the meaning set forth in Section 2(d) below.

          1.6    "Closing Date" has the meaning set forth in Section 2(d) below.

          1.7     "Code" means the Internal Revenue Code of 1986, as amended.

          1.8 "Disclosure Schedule" has the meaning set forth in Section 3 below.

          1.9 "Intellectual Property" means any and all (a) inventions (whether patentable or unpatentable and whether or not reduced to practice), all improvements thereto, and all patents, patent applications, inventor certificates and patent disclosures, together with all reissuances, continuations, continuations-in-part, revisions, extensions, and reexaminations thereof, (b) trademarks, service marks, trade dress, logos, trade names, and corporate names, together with all translations, adaptations, derivations, and combinations thereof and including all goodwill associated therewith, and all applications, registrations, and renewals in connection therewith, (c)
copyrightable works, all copyrights, and all applications, registrations, and renewals in connection therewith, (d) trade secrets and confidential business information (including ideas, research and development, know-how, formulas, compositions, manufacturing and production processes and techniques, computer programs, program code (whether compiled or uncompiled, and in whatever programming language), technical data, designs, drawings, specifications, customer and supplier lists, pricing and cost information, and business and marketing plans and proposals), (e) computer software (including data and related documentation), (f) other proprietary rights, and (g) copies and tangible embodiments thereof (in whatever form or medium).

          1.10 "Knowledge and Belief" means actual knowledge coupled with a good faith belief in the accuracy of the actual knowledge.

          1.11 "Liability" means any liability (whether known or unknown, whether asserted or unasserted, whether absolute or contingent, whether accrued or unaccrued, whether liquidated or unliquidated, and whether due or to become due), including any liability for Taxes.

          1.12 "Ordinary Course of Business" means the ordinary course of the Business of Seller consistent with past custom and practice (including with respect to quantity and frequency).

          1.13 "Parties" means Buyer and Seller herein, collectively.

          1.14 "Party" means either the Buyer or the Seller herein.

          1.15 "Person" means an individual, a partnership, a corporation, an association, a joint stock company, a trust, a joint venture, an unincorporated organization, or a governmental entity (or any department, agency, or political subdivision thereof).

          1.16 "Purchase Price" has the meaning set forth in Section 2.2 below.

          1.17   "Security   Interest"   means  any  mortgage,   pledge,   lien,
encumbrance, charge, or other security interest.

          1.18 "Seller" has the meaning set forth in the preface above.

                                           Article 2.  Basic Transaction

          2.1 Purchase and Sale of Assets. On and subject to the terms and conditions of this Agreement, the Buyer agrees to purchase from the Seller, and the Seller agrees to sell, transfer, convey, and deliver to the Buyer, all of the Acquired Assets at the Closing for the consideration specified below in this
Article 2.

          2.2 Purchase Price. The Purchase Price for the Acquired Assets shall consist of three million shares of common stock of Buyer, par value $0.003, which when issued shall be fully paid and non-assessable.

          2.3 The Closing. The closing of the transactions contemplated by this Agreement (the "Closing") shall take place at the offices of Buyer commencing at 11:00 a.m. local time on the next business day following the satisfaction or waiver of all conditions to the obligations of the Parties to consummate the transactions contemplated hereby (other than conditions with respect to actions the respective Parties will take at the Closing itself) or such other date as the Parties may mutually determine (the "Closing Date").

          2.4     Deliveries at the Closing.  At the Closing,

               (a)  the  Seller   will   deliver   to  the  Buyer  the   various
          certificates, instruments, and documents referred to in Section 6.2 below;

               (b)  the  Buyer  will   deliver   to  the   Seller  the   various
          certificates, instruments, and documents referred to in Section 6.1 below;

               (c) the Seller will execute, acknowledge (if appropriate), and deliver to the Buyer:

                    (i) Assignment and Bill of Sale, Patent Assignment and Trademark Assignment in the forms attached hereto as Exhibits B-1, B-2 and B-3; and

                    (ii) such other instruments of sale,  transfer,  conveyance, and assignment as the Buyer and its counsel reasonably may request;

          (d) the Buyer will deliver to the Seller the consideration specified in Section 2.2 above.

          2.5 Allocation. The Parties agree to allocate the Purchase Price (and all other capitalizable costs) among the Acquired Assets for all purposes (including financial accounting and tax purposes) in accordance with the allocation schedule attached hereto as Exhibit C.

             Article 3. Representations and Warranties of the Seller

          3.1 Seller's Representations. The Seller represents and warrants to Buyer that the statements contained in this Article 3 are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing Date (as though made then and as though the Closing Date were substituted for the date of this Agreement throughout this Article 3), and as set forth in the disclosure schedule accompanying this Agreement and initialed by the Parties (the "Disclosure Schedule"). The Disclosure Schedule will be arranged in paragraphs corresponding to the lettered and numbered paragraphs contained in this Article 3.

          3.2 Organization of the Seller. The Seller is a corporation duly organized, validly existing, and in good standing under the laws of the jurisdiction of its incorporation.

          3.3 Authorization of Transaction. The Seller has full power and authority (including full corporate power and authority) to execute and deliver this Agreement and to perform its obligations hereunder. Without limiting the generality of the foregoing, the board of directors of the Seller has duly authorized the execution, delivery, and performance of this Agreement by the Seller. This Agreement constitutes the valid and legally binding obligation of the Seller, enforceable in accordance with its terms and conditions.

          3.4 Noncontravention. Neither the execution and the delivery of this Agreement, nor the consummation of the transactions contemplated hereby (including the assignments referred to in Section 2 above), will (i) violate any statute, regulation, rule, judgment, order, ruling or other restriction of any governmental agency, or court to which the Seller is subject or any provision of the charter or bylaws of Seller, or (ii) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel, or require any notice under any agreement, contract, lease, license, or other instrument to which the Seller is a party or by which it is bound or to which any of the Acquired Assets is subject (or result in the imposition of any Security Interest upon any of the Acquired Assets). Seller is not required to give any notice to, make any filing with, or obtain any authorization, consent, or approval of any government or governmental agency in order for the Parties to consummate the transactions contemplated by this Agreement.

          3.5 Brokers' Fees. Seller has no Liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement for which the Buyer could become liable or obligated.

          3.6 Title to Acquired Assets. Seller has good and marketable title to the Acquired Assets, free and clear of all Security Interests and restrictions on transfer.

          3.7 Legal Compliance. To the best of Seller's Knowledge and Belief, Seller and its predecessors have complied with all applicable laws relating to the operation of the Business of Old Synaptix (including rules, regulations, codes, judgments, orders, decrees, rulings, and charges thereunder) of federal, state, local, and foreign governments (and all agencies thereof), and no action, suit, proceeding, hearing, investigation, charge, complaint, claim, demand, or notice has been filed or commenced against Seller alleging any failure so to comply.

          3.8     Intellectual Property.

                  (a) The  Seller  owns  or has the  right  to use  pursuant  to license, sublicense, agreement, or permission all Intellectual Property necessary or desirable for the operation of the Business of Old Synaptix as previously conducted by Old Synaptix. Each item of Intellectual Property owned or used by Seller and Old Synaptix immediately prior to the Closing hereunder will be owned or available for use by the Buyer on identical terms and conditions immediately subsequent to the Closing hereunder.

                  (b) To the best of Seller's Knowledge and Belief, neither Seller nor Old Synaptix has interfered with, infringed upon, misappropriated, or otherwise come into conflict with any Intellectual Property rights of third parties, and none of the directors and officers (and employees with responsibility for Intellectual Property matters) of the Seller is aware of or has ever received any charge, complaint, claim, demand, or notice alleging any such interference, infringement, misappropriation, or violation (including any claim that Seller must license or refrain from using any Intellectual Property rights of any third party). To the Knowledge of any of the directors and officers (and employees with responsibility for Intellectual Property matters)
of the Seller, no third party has interfered with, infringed upon, misappropriated, or otherwise come into conflict with any Intellectual Property rights included in the Acquired Assets.

                  (c) Schedule 3.8 of the Disclosure Schedules identifies each patent or registration which has been issued to Seller or any predecessor of Seller with respect to any of the Intellectual Property, identifies each pending patent application or application for registration which the Seller has made with respect to any of the Intellectual Property, and identifies each license, agreement, or other permission which the Seller has granted to any third party with respect to any of the Intellectual Property (together with any exceptions). The Seller has delivered to the Buyer correct and complete copies of all such patents, registrations, applications, licenses, agreements, and permissions (as amended to date) and has made available to the Buyer correct and complete copies of all other written documentation evidencing ownership and prosecution (if applicable) of each such item. Schedule 3.8 of the Disclosure Schedules also identifies each trade name or unregistered trademark, trade dress and design used by the Seller. As to each item of Intellectual Property required to be identified in Section 3.8 of the Disclosure Schedule:

                           (i) to the best of Seller's Knowledge and Belief, the
                  Seller possesses all right, title, and interest in and to the item, free and clear of any Security Interest, license, or other restriction;

                         (ii) the item is not subject to any outstanding injunction, judgment, order, decree, ruling, or charge;

                           (iii) no action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand is pending or, to the Knowledge of Seller and the directors and officers of the Seller, is threatened which challenges the legality, validity, enforceability, use, or ownership of the item; and

                           (iv) Seller has not granted any license or similar right with respect to any of the Intellectual Property to any third party.

                  (d) Schedule 3.8 of the Disclosure Schedules identifies each item of Intellectual Property that any third party owns and that the Seller uses pursuant to license, sublicense, agreement, or permission. The Seller has delivered to the Buyer correct and complete copies of all such licenses, sublicenses, agreements, and permissions (as amended to date). With respect to each such item, the license, sublicense, agreement, or permission covering the item is legal, valid, binding, enforceable, and in full force and effect, no party to the license, sublicense, agreement, or permission is in breach or default, and no event has occurred which with notice or default or permit termination, modification, or acceleration thereunder.

                  (e) To the Knowledge and Belief of the Seller and the directors and officers of the Seller, the Buyer will not interfere with, infringe upon, misappropriate, or otherwise come into conflict with, any Intellectual Property rights of third parties as a result of the continued operation of the Business of Seller as presently conducted.

          3.9 Tangible Assets. Except as set forth on Schedule 3.9 of the Disclosure Schedules, the Seller owns all machinery, equipment, and other tangible assets necessary for the conduct of the Business of Old Synaptix as previously conducted. Except as set forth on Schedule 3.9, each such tangible asset is free from defects (patent and latent), has been maintained in accordance with normal industry practice, is in good operating condition and repair (ordinary wear and tear excepted), and is suitable for the purposes for which it was used. Schedule 3.9 contains an accurate list and a substantially complete description as of the Closing Date of all the personal property of Seller used by Old Synaptix in the conduct of the Business of Old Synaptix. All assets used by Old Synaptix in the operation of the Business of Old Synaptix are either owned by Seller or leased under an agreement indicated on Schedule 3.9

          3.10 Inventory. The inventory of the Seller consists of raw materials, goods in process, and finished goods, all of which is merchantable and fit for the purpose for which it was procured or manufactured, and none of which is obsolete, damaged, or defective.

          3.11 Contracts. Schedule 3.11 of the Disclosure Schedules lists the following contracts and other agreements affecting the Acquired Assets to which the Seller is a party:

                  (a) any agreement (or group of related agreements) for the purchase or sale of raw materials, commodities, supplies, products, or other personal property, or for the furnishing or receipt of services, the performance of which will extend over a period of more than one year, result in a loss to the Seller, or involve consideration in excess of $1,000.00; and

          (b) any agreement concerning confidentiality or noncompetition.

          The Seller has delivered to the Buyer a correct and complete copy of each written agreement listed in Schedule 3.11 of the Disclosure Schedules and a written summary setting forth the terms and conditions of each oral agreement referred to in Schedule 3.11. With respect to each such agreement: (A) the agreement is legal, valid, binding, enforceable, and in full force and effect;
(B) the agreement will continue to be legal, valid, binding, enforceable, and in full force and effect following the consummation of the transactions contemplated hereby (including the assignments and transfers of interest contemplated hereby); (C) no party to any such agreement is in breach or default, and no event has occurred which with notice or lapse of time would constitute a breach or default, or permit termination, modification, or acceleration, under the agreement; and (D) no party has repudiated any provision of the agreement.

          3.12 Litigation. Schedule 3.12 of the Disclosure Schedules sets forth each instance in which the Seller (i) is subject to any outstanding injunction, judgment, order, decree, ruling, or charge or (ii) is a party or, to the Knowledge of the directors and officers (and employees with responsibility for litigation matters) of the Seller, is threatened to be made a party to any action, suit, proceeding, hearing, or investigation of, in, or before any court or quasi-judicial or administrative agency of any federal, state, local, or foreign jurisdiction or before any arbitrator. None of the actions, suits proceedings, hearings, and investigations set forth in Schedule 3.12 of the Disclosure Schedules could affect the Acquired Assets.

          3.13 Product Warranty. Each of the products manufactured, sold, leased, or delivered by the Seller has been in conformity with all applicable contractual commitments and all express and implied warranties, and the Seller has no Liability (and there is no Basis for any present or future action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand against any of them giving rise to any Liability) for replacement or repair thereof or other damages in connection therewith, subject only to the reserve for product warranty claims set forth on the face of the Most Recent Balance Sheet (rather than in any notes thereto) as adjusted for the passage of time through the Closing Date in accordance with the past custom and practice of the Seller. No product manufactured, sold, leased, or delivered by the Seller or any predecessor of Seller is subject to any guaranty, warranty, or other indemnity beyond the applicable standard terms and conditions of sale. Schedule 3.13 of the Disclosure Schedules includes copies of the standard terms and conditions of sale of the Seller (containing applicable guaranty, warranty, and indemnity provisions).

          3.14 Product Liability. To the best of the Seller's Knowledge and Belief, Seller has no Liability (and there is no Basis for any present or future action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand against Seller giving rise to any Liability) arising out of any injury to individuals or property as a result of the ownership, possession, or use of any product manufactured, sold, leased, or delivered by the Seller or any predecessor of Seller.

          3.16 Current Customers. Schedule 3.16 contains a complete list of all current customers of Seller as of the Closing Date, and except as set forth on
Schedule 3.16 the Seller is not aware that any such customer intends to discontinue making purchases from Seller of Seller's products.

          3.17 Disclosure.  The representations and warranties contained in this
Article 3 do not contain any untrue statement of a material fact or omit to state any material fact necessary in order to make the statements and information contained in this Article 3 not misleading.

             Article 4. Representations and Warranties of the Buyer

          4.1 The Buyer represents and warrants to the Seller that the statements contained in this Article 4 are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing Date (as though made then and as though the Closing Date were substituted for the date of this Agreement throughout this Article 4), except as otherwise set forth in the Disclosure Schedule. The Disclosure Schedule will be arranged in paragraphs corresponding to the lettered and numbered paragraphs contained in this Article 4.

          4.2 Organization of the Buyer. The Buyer is a corporation duly organized, validly existing, and in good standing under the laws of the jurisdiction of its incorporation.

          4.3 Authorization of Transaction. The Buyer has full power and authority (including full corporate power and authority) to execute and deliver this Agreement and to perform its obligations hereunder. Without limiting the generality of the foregoing, the board of directors of the Buyer has duly authorized the execution, delivery, and performance of this Agreement by the Buyer. This Agreement constitutes the valid and legally binding obligation of the Buyer, enforceable in accordance with its terms and conditions.

          4.4 Noncontravention. Neither the execution and the delivery of this Agreement, nor the consummation of the transactions contemplated hereby (including the assignments referred to in Section 2 above), will (i) violate any constitution, statute, regulation, rule, injunction, judgment, order, decree, ruling, charge, or other restriction of any government, governmental agency, or court to which the Buyer is subject or any provision of its charter or bylaws or
(ii) conflict with, result in a breach of, constitute a default under, result in then of, create in any party the right to accelerate, terminate, modify, or cancel, or require any notice under any agreement, contract, lease, license, instrument, or other arrangement to which the Buyer is a party or by which it is bound or to which any of its assets is subject. The Buyer does not need to give any notice to, make any filing with, or obtain any authorization, consent, or approval of any government or governmental agency in order for the Parties to consummate the transactions contemplated by this Agreement (including the assignments and assumptions referred to in Section 2 above).

          4.5 Brokers' Fees. Except as set forth on Schedule 4.5, the Buyer has no Liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement for which the Seller could become liable or obligated.

                                         Article 5.  Pre-Closing Covenants

          The Parties agree as follows with respect to the period between the execution of this Agreement and the Closing.

          5.1 General. Each of the Parties will use its best efforts to take all action and to do all things necessary, proper, or advisable in order to consummate and make effective the transactions contemplated by this Agreement (including satisfaction, but not waiver, of the closing conditions set forth in Article 6 below).

          5.2 Notices and Consents. The Seller will give any notices to third parties, and the Seller will use its best efforts to obtain any third party consents, that the Buyer may reasonably request in connection with the matters referred to in Section 3.3 above. Each of the Parties will give any notices to, make any filings with, and use its best efforts to obtain any authorizations, consents, and approvals of governments and governmental agencies in connection with the matters referred to in Section 3.4 and Section 4.4 above.

          5.3 Operation of Business. The Seller will not engage in any practice, take any action, or enter into any transaction in respect of the Acquired Assets outside the Ordinary Course of Business.

          5.4 Preservation of the Acquired Assets. The Seller will use its best efforts to keep the Acquired Assets substantially intact.

          5.5 Full Access. The Seller will permit representatives of the Buyer to have full access during normal business hours, and in a manner so as not to interfere with the normal business operations of the Seller, to all premises, properties, personnel, books, records, contracts, and documents of or pertaining to the Acquired Assets and the Business of Old Synaptix.

          5.6 Notice of Developments. Each Party will give prompt written notice to the other Party of any material adverse development causing a breach of any of its own representations and warranties in Articles 3 and 4 above. No disclosure by any Party pursuant to this Section 5.6, however, shall be deemed to amend or supplement the Disclosure Schedule or to prevent or cure any misrepresentation, breach of warranty, or breach of covenant.

          5.7. Waiver of Compliance with Bulk Sale Provisions. Buyer is waiving compliance with the provisions of Division 6 of the Uniform Commercial Code relating to bulk sales.

                                   Article 6.  Conditions to Obligation to Close

          6.1 Conditions to Obligation of the Buyer. The obligation of the Buyer to consummate the transactions to be performed by it in connection with the Closing is subject to satisfaction of the following conditions, any of which may be waived by Buyer prior to the Closing in its sole discretion:

                  (a) except as otherwise set forth in this Agreement, the representations and warranties set forth in Article 3 above shall be true and correct in all material respects at and as of the Closing Date;

          (b) the Seller shall have performed and complied with all of its covenants hereunder in all material respects through the Closing;

          (c) the Seller shall have procured all of the third party consents specified in Section 5.2 above;

                  (d) no action, suit, or proceeding shall be pending or threatened before any court or quasi-judicial or administrative agency of any federal, state, or foreign jurisdiction or before any arbitrator wherein an unfavorable injunction, judgment, order, decree, ruling, or charge would (A) prevent consummation of any of the transactions contemplated by this Agreement, (B) cause any of the statements to be rescinded following consummation, or (C) affect adversely the right of the Buyer to own the Acquired Assets and to operate the former Business of Old Synaptix, (and no such injunction, judgment, order, decree, ruling, or charge shall be in effect);

                  (e) the Seller shall have delivered to Buyer a fully executed subscription agreement in the form attached a Exhibit D hereto;

                  (f) the Seller shall have delivered to the Buyer a certificate to the effect that each of the conditions specified above in Section 6.1(a) through (d) is satisfied in all respects;

                  (g) all actions to be taken by the Seller in connection with consummation of the transactions contemplated hereby and all certificates, opinions, instruments, and other documents required to effect the transactions contemplated hereby will be satisfactory in form and substance to the Buyer.

          The Buyer may waive any condition specified in this Section 6.1 if it executes a writing so stating at or prior to the Closing.

          6.2 Conditions to Obligation of the Seller. The obligation of the Seller to consummate the transactions to be performed by it in connection with the Closing is subject to satisfaction of the following conditions:

                  (a) except as otherwise set forth in this Agreement, the representations and warranties set forth in Article 4 above shall be true and correct in all material respects at and as of the Closing Date;

          (b) the Buyer shall have performed and complied with all of its covenants hereunder in all material respects through the Closing;

                  (c) no action, suit, or proceeding shall be pending or threatened before any court or quasi-judicial or administrative agency of any federal, state, local, or foreign jurisdiction [or before any arbitrator] wherein an unfavorable injunction, judgment, order, decree, ruling, or charge would (A) prevent consummation of any of the transactions contemplated by this Agreement or (B) cause any of the transactions contemplated by this Agreement to be rescinded following consummation (and no such injunction, judgment, order, decree, ruling, or charge shall be in effect);

                  (d) the Buyer shall have delivered to the Seller a certificate to the effect that each of the conditions specified above in Section 6.2(a) through (c) is satisfied in all respects; and

                  (e) all actions to be taken by the Buyer in connection with consummation of the transactions contemplated hereby and all certificates, opinions, instruments, and other documents required to effect the transactions contemplated hereby will be reasonably satisfactory in form and substance to the Seller.


          The Seller may waive any condition specified in this Section 6.2 if it executes a writing so stating at or prior to the Closing.

                                            Article 7.  Indemnification

          7.1 Indemnity by Seller. For a period of five (5) years from the date of Closing Seller shall save, defend, indemnify, protect and hold harmless Buyer and Buyer's affiliates, directors, officers, shareholders, employees, agents, representatives, successors and assigns (each an "Indemnified Buyer Party") against any and all claims, losses, liabilities, damages, expenses

(including, without limitation, attorney's fees and costs of defense including expert and consultant fees) which may be asserted against, incurred or required to be paid by an Indemnified Buyer Party by reason or on account of:

          (a) any representation or warranty made by Seller herein being untrue or incorrect;

                  (b) any failure of Seller to observe or perform its covenants and agreements set forth herein or in any agreement entered into pursuant to this Agreement, except for the Noncompete Agreement of even date herewith, which shall be subject to its own terms only;

                  (c) any products liability or similar claim for injury to person or property which arises out of or is based upon any theory of tort, negligence, strict liability, failure to warn, or express or implied representation, warranty, agreement or guarantee, or otherwise, or which is imposed or asserted to be imposed by operation of law or statute, including, without limitation, any claim seeking recovery for consequential damage, lost revenue or income, special or incidental damages, or punitive damages in connection with any service performed or product manufactured, sold or leased by or on behalf of Seller on or prior to the Closing; or

                  (d) the Seller's ownership of the Acquired Assets and any conduct of the Business of Old Synaptix prior to the Closing Date.

          7.2 Indemnity by Buyer. Buyer shall save, defend, indemnify, protect and hold harmless for an unlimited duration of time the Seller and its affiliates, employees, agents, representatives, successors and assigns (each an "Indemnified Seller Party") against any and all claims, losses, liabilities, damages, expenses (including, without limitation, attorney's fees and costs of defense including expert and consultant fees) which may be asserted against, incurred or required to be paid by an Indemnified Seller Party by reason or on account of:

          (a) any representation or warranty made by Buyer herein being untrue or incorrect;

                  (b) any failure by Buyer to observe or perform its covenants and agreements herein or in any agreement entered into pursuant to this Agreement;

                  (c) any products liability or similar claim for injury to person or property which arises out of or is based upon any theory of tort, negligence, strict liability, failure to warn, or express or implied representation, warranty, agreement or guarantee, or otherwise, or which is imposed or asserted to be imposed by operation of law or statute, including, without limitation, any claim seeking recovery for consequential damage, lost revenue or income, special or incidental damages, or punitive damages in connection with any service performed or product manufactured, sold or leased by or on behalf of Buyer on or after the Closing; or

                  (d) the Buyer's ownership of the Acquired Assets and its conduct of the Business of Old Synaptix subsequent to the Closing Date.

          7.3     Indemnity Procedures.

                  (a) In the event that any claim or demand for which Seller would be liable to an Indemnified Buyer Party hereunder is asserted against or sought to be collected from an Indemnified Buyer Party, the Indemnified Buyer Party shall promptly notify Seller of such claim or demand, specifying the nature of such claim or demand and the amount or the estimated amount thereof to the extent then feasible (which estimate shall not be conclusive of the final amount of such claim or demand or the correctness thereof) (the "Claim Notice"). Seller shall have fifteen (15) business days from the personal delivery or mailing of the Claim Notice (the "Notice Period") to notify the Indemnified Buyer Party (i) whether or not Seller disputes liability to the Indemnified Buyer Party hereunder with respect to such claim or demand and (ii), notwithstanding any such dispute, whether or not such Seller desires, at its sole cost and expense, to defend the Indemnified Buyer Party against such claim or demand.

                  (b) Subject to the provisions of Section 7.1, in the event that Seller notifies the Indemnified Buyer Party within the Notice Period that Seller desires to defend the Indemnified Buyer Party against such claim or demand then, except as hereinafter provided, Seller shall have the right to defend the Indemnified Buyer Party by appropriate proceedings; provided, however, that Seller shall not, without the prior written consent of the Indemnified Buyer Party, consent to the entry of any judgment against the
Indemnified Buyer Party or enter into any settlement or compromise. If any Indemnified Buyer Party desires to participate in any such defense or settlement, it may do so at its sole cost and expense. If Seller fails to defend any such claim or demand, then, in addition to any other remedy, the Indemnified Buyer Party may settle (provided it shall give Seller not less than fifteen (15) business days prior written notice of the terms thereof and permit Seller then to undertake such defense) or defend such claim or demand through counsel of its own choosing and may recover from Seller the amount of such settlement, demand, or any judgment or decree, and its attorneys' fees, experts' fees and costs. If Seller elects to defend the Indemnified Buyer Party and such Seller receives a bona fide written settlement offer that Seller desires to accept, such Seller shall notify the Indemnified Buyer Party of such settlement offer within ten
(10) business days after receipt of such offer. Within fifteen (15) business days after receipt of such notice from Seller, the Indemnified Buyer Party, at its option, shall notify Seller in writing either that the Indemnified Buyer Party consents to the terms and conditions of the settlement, or that the Indemnified Buyer Party desires to take control of the defense or settlement of such claim or demand. If the Indemnified Buyer Party notifies Seller that it desires to take control of the defense or settlement of such claim or demand, then the total amount of Seller's liability hereunder with respect to such third party claim shall be limited to the amount of the bona fide settlement offer and the legal fees, experts' fees and costs incurred prior to the date the Indemnified Buyer Party takes control of the defense or settlement of such claim or demand.

                  (c) If Seller elects not to defend the Indemnified Buyer Party against such claim or demand, whether by not giving the Indemnified Buyer Party timely notice as provided above or otherwise, then the amount of any such claim or demand shall be conclusively deemed to be a liability of Seller hereunder. If a claim or demand is defended by the Indemnified Buyer Party (but no Indemnified Buyer Party shall have any obligation to defend any such claim or demand), then that portion thereof as to which such defense is unsuccessful shall be conclusively deemed to be a liability of Seller hereunder.

                  (d) In the event an Indemnified Buyer Party should have a claim against Seller hereunder that does not involve a claim or demand being asserted against or sought to be collected from it by a third party, the Indemnified Buyer Party shall promptly send a Claim Notice with respect to such claim to Seller. If Seller does not notify the Indemnified Buyer Party within the Notice Period that such Seller disputes such claim, the amount of such claim shall be conclusively deemed a liability of Seller hereunder.

                  (e) All claims for indemnification by an Indemnified Seller Party under this Agreement shall be asserted and resolved under the procedures set forth above substituting in the appropriate place "Indemnified Seller Party" for "Indemnified Buyer Party" and variations thereof, and "Buyer" for "Seller" and variations thereof.

          7.4 Condition Precedent to Indemnification Obligation of Seller. The indemnification obligation of Seller pursuant to Section 7.1 above shall not take effect until the cumulative amount of losses for which such indemnification is made exceeds in the aggregate Five Thousand Dollars ($5,000) (the "Basket Amount") in excess of any applicable insurance coverage (if any), and then only to the extent of such excess over such applicable insurance coverage. Additionally, any claim for indemnification which relates in any way to a prepayment, chose in action or cause of action assigned or transferred to Buyer as part of the Acquired Assets may be offset against any recovery received or obtained by Buyer from such prepayment, chose in action or cause of action.
Further, any claim for indemnification which relates in any way to any infringement or claim of infringement of any intellectual property right may be offset against any recovery received or obtained by Buyer from any remedies against infringements transferred to Buyer by Seller

          7.6     Arbitration.

                  (a) Issues. Except as otherwise specifically provided, all claims and disputes between the Parties to this Agreement concerning the performance of this Agreement or its interpretation shall be submitted to arbitration in accordance with this Section 7.6.

                  (b) Terms of Arbitration. All matters subject to arbitration under this Section 7.5 shall be submitted to arbitration in accordance with the Rules of the American Arbitration Association ("AAA"), except as otherwise provided herein. Arbitration shall be brought upon the written notice of one party to the other of a demand for arbitration, including a recitation of the claim or dispute for which arbitration is sought. The arbitration shall be before an Arbitrator jointly selected by the Parties from a list of arbitrators prepared by AAA. If the Parties cannot agree on a single Arbitrator within fifteen (15) days of receipt of a demand for arbitration, then the arbitration shall be before a panel of three Arbitrators. Each Party shall immediately select a single arbitrator from the said list and notify the other party of such party's selection. Within ten (10) days thereafter, these two Arbitrators shall select a third Arbitrator from the said list. If they fail to select a third Arbitrator, then the third Arbitrator shall be designated by AAA. If either party fails to designate an Arbitrator, then the claim or dispute shall be submitted to arbitration before a panel of three Arbitrators chosen by AAA.

                  (c) Place. The hearing and disposition of claims and disputes shall take place in Harris County, Texas.

                  (d) Remedies. All awards shall be made on the majority vote of the Arbitrators. In addition to other remedies, the Arbitrators are authorized to award either party a sum to compensate the party for time and expense of the arbitration if they determine that arbitration was demanded without reasonable cause. In such event, the Arbitrators may also assess the costs for the arbitration proceeding against the party that demanded arbitration. In all cases, the costs of the arbitration proceeding shall be assessed against the party against whom the arbitration award is determined, or against both parties if the determination is against both.

                  (e) Discovery. To the extent not otherwise provided in the Rules of AAA, the Parties shall have all rights of discovery provided for under Texas law, and discovery disputes may be resolved by the Arbitrator or one of the three Arbitrators appointed for that purpose by AAA.

                  (f) Final Award. The award in the arbitration proceeding shall be final and binding on the parties, and judgment on such award may be entered in any court having competent jurisdiction.

          7.7 Survival. All representations and warranties contained in or made pursuant to this Agreement or in any agreement, certificate, document or statement delivered pursuant hereto shall survive the Closing for a period of five (5) years from the date thereof.

                                              Article 8.  Miscellaneous

          8.1 No Third-Party Beneficiaries. This Agreement shall not confer any rights or remedies upon any Person other than the Parties and their respective successors and permitted assigns.

          8.2 Entire Agreement. This Agreement (including the documents referred to herein) constitutes the entire, full and complete agreement between the Parties with respect to the subject matter hereof, and supersedes any prior understandings, agreements, or representations by or between the Parties, written or oral, to the extent they relate in any way to the subject matter hereof.

     8.3 Succession and Assignment. This Agreement shall be binding upon and inure to the benefit of the Parties named herein and their respective successors and permitted assigns. No Party may assign either this Agreement or any of its rights, interests, or obligations hereunder without the prior written approval of the other Party.

          8.4 Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which together will constitute one and the same instrument.

          8.5 Headings. The section headings contained in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

          8.6 Notices. All notices, requests, demands, claims, and other communications hereunder will be in writing. Any notice, request, demand, claim, or other communication hereunder shall be deemed duly given if (and then two business days after) it is sent by registered or certified mail, return receipt requested, postage prepaid, and addressed to the intended recipient as set forth below:

              If to Buyer:                   Synaptix Systems Corporation
                                             Marina Plaza, Suite 210
                                             2450  South Shore Blvd.
                                             League City, Texas 77573
                                             Attn.:  President

              If to Seller:                  Swallen Investments Corp.
                                             ==============================
                                             Attn.:  President
                                             Telephone:
                                             Facsimile:

Any Party may send any notice, request, demand, claim, or other communication hereunder to the intended recipient at the address set forth above using any other means (including personal delivery, expedited courier, messenger service, telecopy, telex, ordinary mail, or electronic mail), but no such notice, request, demand, claim, or other communication shall be deemed to have been duly given unless and until it actually is received by the intended recipient. Any Party may change the address to which notices, requests, demands, claims, and other communications hereunder are to be delivered by giving the other Party notice in the manner herein set forth.

          8.7 Governing Law. This Agreement shall be governed by and construed in accordance with the domestic laws of the State of Texas. Each Party to this Agreement consents to personal jurisdiction in the State of Texas and voluntarily submits to the jurisdiction of the courts of Texas in any action or proceeding with respect to this Agreement, including the federal district courts located in Texas.

          8.8 Amendments and Waivers. No amendment of any provision of this Agreement shall be valid unless the same shall be in writing and signed by the Buyer and the Seller. No waiver by any Party of any default, misrepresentation, or breach of warranty or covenant hereunder, whether intentional or not, shall be deemed to extend to any prior or subsequent default, misrepresentation, or breach of warranty or covenant hereunder or affect in any way any rights arising by virtue of any prior or subsequent such occurrence.

          8.9 Severability. Any term or provision of this Agreement that is invalid or unenforceable in any situation in any jurisdiction shall not affect the validity or enforceability of the remaining terms and provisions hereof or the validity or enforceability of the offending term or provision in any other situation or in any other jurisdiction.

          8.10 Expenses. Buyer and Seller shall each bear its own costs and expenses (including legal fees and expenses) incurred in connection with this Agreement and the transactions contemplated hereby.

          8.11 Construction. The Parties have participated jointly in the negotiation and drafting of this Agreement. In the event an ambiguity or question of intent or interpretation arises, this Agreement shall be construed as if drafted jointly by the Parties and no presumption or burden of proof shall arise favoring or disfavoring any Party by virtue of the authorship of any of the provisions of this Agreement. Any reference to any federal, state, local, or foreign statute or law shall be deemed also to refer to all rules and regulations promulgated thereunder, unless the context requires otherwise. The word "including" shall mean including without limitation. Nothing in the Disclosure Schedules shall be deemed adequate to disclose an exception to a representation or warranty made herein unless the Disclosure Schedule identifies the exception with reasonable particularity and describes the relevant facts in reasonable detail. The Parties intend that each representation, warranty, and covenant contained herein shall have independent significance. If any Party has breached any representation, warranty, or covenant contained herein in any respect, the fact that there exists another representation, warranty, or covenant relating to the same subject matter (regardless of the relative levels of specificity) which the Party has not breached shall not detract from or mitigate the fact that the Party is in breach of the first representation, warranty, or covenant.

          8.13 Incorporation of Exhibits and Schedules. The Exhibits and Schedules identified in this Agreement are incorporated herein by reference and made a part hereof.

          IN WITNESS WHEREOF, the Parties hereto have executed this Agreement on the date first above written.

                  Buyer:            SYNAPTIX SYSTEMS CORPORATION

                                    By: ____________________________________
                                          Alan W. Harvey, President

                  Seller:          SWALLEN INVESTMENTS CORP.


                                   By: ____________________________________
                                   Title: __________________________________

                               PROMISSORY NOTE                    Exhibit 10(d)

$100,000                                                           May 15, 1997


     FOR VALUE RECEIVED, without grace, in the manner, on the dates, and in the amounts stipulated, the undersigned,

                                            OMAHA CAPITAL CORP.

PROMISES TO PAY TO THE ORDER OF

                                    SYNAPTIX SYSTEMS CORPORATION

the sum of One Hundred Thousand ($100,000) Dollars in lawful money of the United States of America, and to pay interest on the unpaid sum from the date of the Note until maturity at the rate of 0.0% per annum, payable as stipulated.

         This Note is payable as follows:

                  Principal is due on or before November 15, 1997.

         It is agreed that time is of the essence of this agreement, and that in the event of default in the payment when due, the holder of this Note may declare the entirety of the Note immediately due and payable without notice, and failure to exercise this option shall not constitute a waiver on the part of the holder of the right to exercise it at any other time.

         This Note was made in consideration for the sale of shares in connection with a registration statement to purchase 1,000,000 shares of common stock at $.10 per share, between Maker and Synaptix Systems Corporation. If Maker defaults in payment, then the Shares purchased shall be returned.

         The undersigned hereby agrees to pay all expenses incurred, including an additional 10% on the amount of principal and interest due as attorney's fees, all of which shall become a part of the principal, if this Note is placed in the hands of an attorney for collection, or if collected by suit or through the probate, bankruptcy or any other legal proceedings.

         Each maker, surety and endorser waives demand, grace, notice, presentment for payment, and protest and agrees and consents that this Note and the liens securing its payment, may be renewed, and the time of payment extended without notice, and without releasing any of the parties.


                                               By:    /s/ Shawn Leon
                                                        President

                                PROMISSORY NOTE            Exhibit 10(e)

$100,000                                                           May 15, 1997


     FOR VALUE RECEIVED, without grace, in the manner, on the dates, and in the amounts stipulated, the undersigned,

                                    GEORGIA CAPITAL CORP.

PROMISES TO PAY TO THE ORDER OF

                                    SYNAPTIX SYSTEMS CORPORATION

the sum of One Hundred Thousand ($100,000) Dollars in lawful money of the United States of America, and to pay interest on the unpaid sum from the date of the Note until maturity at the rate of 0.0% per annum, payable as stipulated.

         This Note is payable as follows:

                  Principal is due on or before November 15, 1997.

         It is agreed that time is of the essence of this agreement, and that in the event of default in the payment when due, the holder of this Note may declare the entirety of the Note immediately due and payable without notice, and failure to exercise this option shall not constitute a waiver on the part of the holder of the right to exercise it at any other time.

         This Note was made in consideration for the sale of shares in connection with a registration statement to purchase 1,000,000 shares of common stock at $.10 per share, between Maker and Synaptix Systems Corporation. If Maker defaults in payment, then the Shares purchased shall be returned.

         The undersigned hereby agrees to pay all expenses incurred, including an additional 10% on the amount of principal and interest due as attorney's fees, all of which shall become a part of the principal, if this Note is placed in the hands of an attorney for collection, or if collected by suit or through the probate, bankruptcy or any other legal proceedings.

         Each maker, surety and endorser waives demand, grace, notice, presentment for payment, and protest and agrees and consents that this Note and the liens securing its payment, may be renewed, and the time of payment extended without notice, and without releasing any of the parties.


                                            By:   /s/ Jack Green
                                                     President

The Tiger Group, L.L.C.                                         Exhibit 10(f)

----------------------------------------------------------------------------


  900 Jackson Street
  Suite 450, LB 14
  Dallas, Texas 75202
           Ph:     972.713.6268
           Fax:    972.380.9093


  August 6, 1997

  Mr. Alan Harvey
  Chairman, CEO & President
  Synaptix Systems Corporation
  2450 South Shore Boulevard
  Suite 2 1 0
  League City, TX 77573

  Dear Alan:

  This letter confirms our understanding that Synaptix Systems Corporation ("Synaptix" or the "Company") has engaged The Tiger Group, L.L.C. and its affiliates ("Tiger", "we" or "us") to act as its financial advisor with respect to (a) the raising of capital; and (b) various management and business development tasks as generally outlined in the Business Development Services Proposal dated July 21, 1997 (the "Business Development Proposal").

  As part of this engagement, we will:

         (a) Assist Synaptix in initially raising up to $5 million in investment capital through the following:

         1. Develop a transaction memorandum to be supplied to prospective investors. 2. Contact investors identified by Synaptix (and potential investors known to Tiger, such investment by these investors, if any, to be covered by a future engagement agreement). 3. Meet with investors identified by Synaptix (and potential investors known to Tiger, such investment by these investors, if any, to be covered by a future engagement agreement).
               4.  Structure the transaction.
               5. Assist in the performance of investor due diligence as appropriate. 6. Draft the initial term sheet and make revisions as appropriate.
               7.  Negotiate transaction.
               8.  Close the transaction.

  As compensation for the services performed in (a), we shall be paid a cash success fee of 5 % of the capital invested in the company upon the closing of each transaction. In addition, should the total invested amount be at least $2 million, we shall be paid an additional stock success fee of 250, 000 shares of common stock. The cash successfee is due and payable at the closing of the financing and shall be a condition to closing any such transaction. The stock success fee, if any, is understood to be for consulting services and is due and payable within 15 days of the closing of the transaction; said shares, if any, to be issued in fully registered form through the filing with the SEC of Form S-8. All of the expenses of Tiger related to these duties shall be reimbursed by the Company within 30 days of submission, however, until such time as the initial $30,000 monthly payment is made under (b) below, major expenses such as airfare and hotel accommodations shall be paid directly by the Company.

         (b) Assist Synaptix in the performance of management and business development services as outlined in the Business Development Proposal, except that, based on decisions reached jointly by Synaptix and us, certain of these duties will not be required and certain other reasonable duties may be required. The "spirit" of this agreement is that all reasonable requests for management and business development services made by the Company shall be performed by us during the period of this engagement.

  As compensation for the services performed in (b), we shall be paid a monthly cash retainer of $30,000 due and payable on the 1st day of every month beginning August 1, 1997, it being understood, however, that until a funding of at least $150,000 is completed by the Company, the first month's retainer shall be delayed. In addition, at the conclusion of the first six month period (January 31, 1998), we shall be issued common stock equal to 5% of the fully diluted shares of the Company outstanding as of that date, the value of such shares to be agreed to by both the Company and us. Such shares are understood to be payment for consulting services and are to required to be issued by February 15, 1998 in fully registered form through the filing with the SEC of Form S-8. All expenses of Tiger related to these duties shall be reimbursed by the Company within 30 days Of submission; however, until such time as the initial $30,000 monthly payment is made, major expenses such as airfare and hotel accommodations shall be paid directly by the Company.

Each of the performance steps (a) through (b) above are considered separate projects and the compensation outlined under each list of tasks shall be due and payable under the terms as outlined in each compensation paragraph. In no case shall compensation due under any one of the steps (a) through (b) individually, be dependent on or related to performance of any other tasks or the compensation due and payable under any of the other steps (a) through (b).


Initials

In connection with our engagement, the Company will furnish us with all information concerning the Company which is necessary to perform the tasks outlined in (a) through (b) above. In addition the Company will provide us with reasonable access to the Company personnel that are required to complete this assignment. Tiger will rely solely upon such information supplied by the Company, without assuming any responsibility for independent investigation or verification thereof. All non-public information concerning the Company which is given to us will be used solely in the course of performance of our services hereunder and will be treated confidentially by us for so long as it remains nonpublic. Except as otherwise required by law, we will not disclose this information to a third party without the Company's consent.

No advice rendered by Tiger, whether formal or informal, may be disclosed, in whole or in part, or summarized, excerpted from or otherwise referred to without our prior written consent.

As part of this agreement, the Company grants us the right to serve as an advisor in all its efforts to raise investment capital, either debt or equity, for a period of two years. As compensation for serving as an advisor to the Company we will receive a fee to be negotiated and defined under a separate letter agreement, but in no case shall the fee be less than 5% of the capital invested in the Company. This advisory fee will be due and payable at the time of the closing of the financing.

Since we will be acting on behalf of the Company in connection with its engagement hereunder, the Company and Tiger have entered into a separate letter agreement, dated the date hereof, providing for the indemnification by the Company of Tiger and all its related persons, affiliates and entities. The indemnity provisions in the separate letter agreement referred to above shall apply to the engagement contemplated pursuant to this agreement and any such additional engagement and shall remain in full force and effect regardless of any completion, modification or termination of Tiger's engagement.

Should the Company not receive at least $150,000 in investment by September 15, 1997 and should the Company be in arrears two months for the payment of the cash retainer due under section (b) above, Tiger may elect to terminate this agreement; provided, however, that the two monthly cash retainers shall still be due and payable upon the Company receiving at least $150,000 in funding.

In addition, either party to this agreement may terminate this agreement at any time after January 31, 1998 upon 30 days written notice to the other parties, such notice to be delivered by registered mail. However, termination of this agreement does not negate (i) any obligation of the Company to issue the shares due and payable under (a) or (b) above, if any; (ii) any reimbursement of expenses still outstanding; (iii) the Company's obligation to utilize Tiger as its advisor on any future financings for the defined two year period; and (iv) any Company obligations under the indemnity provisions in the separate letter agreement referred to above regardless of any completion, modification or termination of Tiger's engagement.

Initials

To:       Matthew Hutchins
  Daniel A. Gillett
  The Tiger Group, L.L.C.
  900 Jackson Street
  Suite 450-LB 14
  Dallas, TX 75202

Date:     August 6, 1997

In connection with your engagement (the "engagement") to advise and assist us with a strategic advisory assignment as described in the separate engagement letter, we agree to indemnify and hold harmless The Tiger Group, L.L.C. and its employees, assigns and associates (collectively, "Indemnified Persons"), from and against, and we agree that no Indemnified Person shall have any liability to us or our owners, parents, affiliates, security holders or creditors for, any losses, claims, damages or liabilities (including actions or proceedings in respect thereof) (collectively, "Losses") (a) related to or arising out of (i) our actions or failures to act (including statements or omissions made, or information provided, by us or our agents) or (ii) actions or failures to act by an Indemnified Person with our consent or in reliance on our actions or failures to act, or (b) otherwise related to or arising out of the engagement or your performance thereof, except that this clause (b) shall not apply to any Losses that are finally judicially determined to have resulted primarily from your bad faith or gross negligence.

We will reimburse each Indemnified Person for all expenses (including reasonable fees and disbursements of counsel) as they are incurred by such Indemnified Person in connection with investigating, preparing for or defending any action, claim, investigation, inquiry, arbitration or other proceeding ("Action") referred to above (or enforcing this agreement or any related engagement agreement), whether or not in connection with pending or threatened litigation in which any Indemnified Person is a party, and whether or not such Action is initiated or brought by you. We further agree that we will not settle or compromise or consent to the entry of any judgment in any pending or threatened Action in respect of which indemnification may be sought hereunder (whether or not an Indemnified Person is a party therein) unless we have given you reasonable prior written notice thereof and used all reasonable efforts, after consultation with you, to obtain an unconditional release of each Indemnified Person from all liability arising therefrom. In the event we are considering entering into one or a series of transaction involving a merger of other business combination or a dissolution or liquidation of all or a significant portion of our assets, we shall promptly notify you in writing. If requested by The Tiger Group, L.L.C. and/or its associates, we shall then establish alternative means of providing for our obligations set forth herein on terms and conditions reasonably satisfactory to The Tiger Group, L.L.C. and/or its associates.

If multiple claims are brought against you in any Action with respect to at least one of which indemnification is permitted under applicable law and provided for under this agreement, we agree that any judgment, arbitration award, or other monetary award shall be conclusively deemed to be based on claims as to which indemnification is permitted and provided for. Solely for the purpose of enforcing this agreement, we hereby consent to personal jurisdiction and to service and venue in any court in which any claim which is subject to this agreement is brought by or against any Indemnification Person.

The provisions of this agreement shall apply to the engagement (including related activities prior to the date hereof) and any modification thereof and shall remain in full force and effect regardless of the completion or termination of the engagement. This agreement and any other agreements relating to the engagement shall be governed by and construed in accordance with the laws of the State of Texas, without regard to conflicts of law principles. Venue for any litigation between the parties to this agreement shall be Dallas County, Texas.

                                          Very truly yours,

                                          Synaptix Systems Corporation

                                          By:   /s/ Alan W. Harvey
                                           Alan W. Harvey
                                          Title:   President & CEO
Accepted and Agreed:

The Tiger Group, L.L.C.

By:       /s/ Matthew Hutchins

Title:    CEO

                              EMPLOYMENT AGREEMENT               Exhibit 10(g)

         EMPLOYMENT AGREEMENT, dated as of June 02, 1997 between SYNAPTIX SYSTEMS CORPORATION, a Colorado corporation (the "Employer"), and CRAIG HAMILTON (the "Employee").

         1.       TERM OF AGREEMENT

                  1.01 Term. The Employer hereby employs the Employee and the Employee hereby accepts employment with the Employer commencing on the date first written above and continuing for one (1) year, unless this Agreement is terminated earlier as hereinafter provided (the "Term").

         2.       DUTIES OF EMPLOYEE

                  2.01 Description of Duties. The Employee is hereby employed as a Software Engineer and shall have such duties and responsibilities as the Software Engineer of the Employer, or such other management employee of Employer as may be authorized by the President, may from time to time prescribe, including, but not limited to, designing, devising, writing and developing software code and providing related software development services to Employer.

                  2.02 Loyal and Conscientious Performance of Duties. The Employee agrees that, to the best of his ability and experience, he will at all times loyally and conscientiously perform all of the duties and obligations required of him either expressly or implicitly by the terms of this Agreement.

                  2.03 Devotion of Time. During the Term, the Employee shall devote his full energies, abilities and productive time in rendering the services called for under this Agreement and agrees to be available to perform such services as the Employer may reasonably require from time to time. The Employee may not engage in any other business or professional activity, with or without compensation, if such business or professional activity in any way hinders the Employee's ability, or infringes on the time necessary, to perform his duties hereunder. The Employee shall have the option to further his education at his discretion without the Employer considering it a conflict of his Devotion of Time. Employer, at its option, will reimburse tuition and other related educational expenses.

         3.       COMPENSATION OF EMPLOYEE

                  3.01 Base Salary. As compensation for the services rendered by the Employee hereunder, the Employee shall be entitled to receive a base salary computed at a guaranteed annual minimum rate of SIXTY THOUSAND DOLLARS ($60,000.00). The Employer may, at its option and in its sole discretion, pay additional amounts as additional salary to the Employee. Any payments to be made in accordance with this paragraph 3 shall be payable in equal installments in accordance with Employer's usual practice and shall be pro-rated for any partial employment period.

                  3.02 Incentive Stock Options. As an incentive to Employee, Employer will grant to Employee stock options in the following amounts upon the occurrence of the following events:

                  a. Options to purchase 2,500 shares of the Employer's common stock upon the completion of the Beta release of the Software Program code-named "Eagle, and its roll out at the Fall 1997 Comdex exhibition; and

                  b. Options to purchase 2,500 shares of the Employer's common stock upon the release for sale of the final version of the Software Program code-named "Eagle.

         4.       OTHER BENEFITS

                  The Employee shall be entitled to all benefits established by the Employer for its employees, including such benefits as vacation, sick leave, and stock bonus plans, in accordance with the Employer's normal policies.

         5.       REIMBURSEMENT OF BUSINESS EXPENSES

                  The Employer shall promptly reimburse the Employee for all reasonable business expenses in accordance with its usual procedure for such reimbursements.

         6.       TERMINATION OF EMPLOYMENT

                  6.01 Termination by Agreement of the Parties. Employee's employment may be terminated at any time upon mutual agreement of Employer and Employee.

                  6.02 Termination for Cause. If the Employee shall commit a crime which involves moral turpitude and which has the effect of injuring the business or reputation of the Employer or shall habitually neglect his duties or shall be adjudicated civilly liable for any material breach of his duties as an employee or of his fiduciary duties to the Employer, the Employer may, at its option, terminate this Agreement by giving 10 days' written notice of termination to the Employee, without prejudice to any other remedy to which the Employer may be entitled either at law, in equity or pursuant to this Agreement.

                  6.03 Permanent Disability. If the Employee is unable to perform his services hereunder by reason of sickness, physical or mental disability or any other reason for a period of more than six months, and, as determined by the board of directors of the Employer, it reasonably appears that the Employee will be unable to complete his duties under this Agreement, the Employer shall have no further obligations under this Employment Agreement, except as may be required under Employer's benefit plans for its employees.

                  6.04 Death. If the Employee dies, this Agreement shall terminate immediately on the date of death, except for the payment of any life insurance provided pursuant to this Agreement.

                  6.05 Termination on Change in Management. In the event that Employee's employment is terminated as a result of a change in the management of Employer, then in that event Employee shall be entitled to a severance payment equal to six month's base salary.

         7.       INTELLECTUAL PROPERTY RIGHTS.

                  7.01 Acknowledgment That Certain Papers, Lists, Processes, Etc., Are Trade Secrets. Employee acknowledges that the following items used in Employer's business are secret, confidential, unique, and valuable, were developed by Employer at great cost and over a long period, and disclosure of any of the items to anyone other than Employer's officers, agents, or authorized employees will cause Employer irreparable injury:

 a. Software source code, programs, run routines, designs, and look and feel components of the foregoing;

 b.    customer lists, call lists, and other confidential customer data;

 c.   Memoranda, notes, records, and other confidential technical data;

 d. Sketches, plans, drawings, and other confidential research and development data; and/or

 e.   Manufacturing processes and the composition of Employer's products.

                  7.02 Agreement Not to Disclose Information. Employee will not disclose to anyone, other than Employer's officers, agents, or authorized employees, unless otherwise directed in writing by Employer's Board of Directors, any of the items listed in Paragraph 3 or any of Employer's other confidential information or trade secrets, whether developed before or after the date of this Agreement.

                  7.03 Information Developed by Employee. The restrictions contained in this Agreement include confidential information and trade secrets developed by Employee while employed by Employer.

                  7.04 Notice to Employer of Invention or Development. Employee will promptly advise Employer of each invention, discovery, idea, or improvement (collectively, "Invention"), whether or not patentable, that is made or conceived by Employee, either alone or with others, during the term of Employee's employment and directly or indirectly related to Employee's work and investigations or resulting from or suggested by any work Employee might do for Employer at Employer's request. Employee will promptly submit to Employer a written disclosure of each Invention describing its nature, use, and operation.

                  7.05 Assignment of Rights in Inventions. Employee will, without further consideration, assign to Employer or Employer's nominee all of Employee's right, title, and interest in each Invention, whether or not patentable, and will, at all times during his employment, and will assist Employer or Employer's nominee in every proper way (but entirely at Employer's or Employer's nominee's own expense) to obtain, for Employer's or Employer's nominee's own benefit, patents or other forms of protection for each Invention in any and all countries. From time to time on request, Employee will execute all papers and do all proper things that may reasonably be required to protect and maintain the rights of Employer or Employer's nominee in an Invention, whether or not patented. Employee understands and agrees that all information relating to each Invention shall be considered proprietary and a trade secret of Employer. Inventions created for school related projects are not subject to this provision. Employee understands that the Employer will entertain the possibilities of licensing such school related projects from the Employee should he deem it beneficial to the Employer.

                  7.06 Exclusion From Agreement of Prior Inventions. Employee has listed on Schedule A attached to this Agreement all unpatented inventions, including a brief description of each, made or conceived by Employee prior to his signing this Agreement. These inventions are excluded from the operation of this Agreement, and Employer has no rights in them.

     7.07 Return of Secret and Confidential Material Upon Termination of Employment. Upon termination of Employee's employment for any reason, Employee at once will return to Employer all of Employer's trade secret and confidential material that is in Employee's possession or control.

                  7.08 Provisions Binding After Employment Ends. The provisions of Articles 7.01, 7.02,7.07 shall not terminate upon the termination of Employee's employment, but the terms and conditions shall be binding upon Employee following the termination of Employee's employment, regardless of the reason for such termination.

         8.       GENERAL PROVISIONS

                  8.01 Entire Agreement. This Agreement supersedes any and all other agreements, either oral or written, between the parties hereto with respect to the employment of the Employee by the Employer and contains all of the covenants and agreements between the parties with respect to such employment. Each party to this Agreement acknowledges that no representations, inducements, promises or agreements, oral or otherwise, have been made by any party, or anyone acting on behalf of any party, which are not embodied herein and that no other agreement, statement or promise not contained in this Agreement shall be valid or binding. Any modification of this Agreement will be effective only if it is in writing and signed by the parties hereto.

                  8.02 Severability. If any provision in this Agreement is held by a court of competent jurisdiction to be invalid, void or unenforceable, the remaining provisions shall nevertheless continue in full force without being impaired or invalidated in any way.

                  8.03 Law Governing Agreement. This Agreement shall be governed by and construed in accordance with the laws of the State of Texas.

                  8.04 Notices. Any notice hereunder shall be deemed sufficiently given by one party to the other if in writing and if and when delivered or tendered, either in person or by depositing it in the United States mail, certified, with postage prepaid, and addressed to the Employer at its principal place of business or to the Employee at his home address as it then appears in the files of the Employer.

                  8.05 Arbitration. Any controversy or claim arising out of, or relating to, this Agreement, or the making, performance, or interpretation thereof, shall be settled by arbitration in Houston, Texas in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction.

                  8.06 Attorneys' Fees and Costs. In the event of any arbitration hereunder, the prevailing party shall be entitled to reasonable attorneys' fees, costs and necessary disbursements, in addition to any other relief to which he or it may be entitled.

                  8.07 Assignability. The rights and duties of either party hereunder shall not be assignable by either party, except that this Agreement and all rights and obligations hereunder may be assigned by the Employer to, and assumed by, any corporation or other business entity which succeeds to all or substantially all of the assets and business of the Employer through merger, consolidation, acquisition of assets or other corporate reorganization.

                  8.08 Successors and Assigns. This Agreement shall inure to the benefit of and be binding on the parties thereto and, in the case of the Employer, its successors and assigns.

         This Agreement is executed on the day and year first above written.

         EMPLOYER:                          SYNAPTIX SYSTEMS CORPORATION


                                                     By:   /s/ Alan W. Harvey
                                                     Alan W. Harvey, President



         EMPLOYEE:                                        /s/ Craig Hamilton
                                                     Craig Hamilton

                              EMPLOYMENT AGREEMENT

         EMPLOYMENT AGREEMENT, dated as of June 9, 1997 between SYNAPTIX SYSTEMS CORPORATION, a Colorado corporation (the "Employer"), and DARYL ALLISON (the "Employee").

         1.       TERM OF AGREEMENT

                  1.01 Term. The Employer hereby employs the Employee and the Employee hereby accepts employment with the Employer commencing on the date first written above and continuing for one (1) year, unless this Agreement is terminated earlier as hereinafter provided (the "Term").

         2.       DUTIES OF EMPLOYEE

                  2.01 Description of Duties. The Employee is hereby employed as a Software Engineer and shall have such duties and responsibilities as the Software Engineer of the Employer, or such other management employee of Employer as may be authorized by the President, may from time to time prescribe, including, but not limited to, designing, devising, writing and developing software code and providing related software development services to Employer.

                  2.02 Loyal and Conscientious Performance of Duties. The Employee agrees that, to the best of his ability and experience, he will at all times loyally and conscientiously perform all of the duties and obligations required of him either expressly or implicitly by the terms of this Agreement.

                  2.03 Devotion of Time. During the Term, the Employee shall devote his full energies, abilities and productive time in rendering the services called for under this Agreement and agrees to be available to perform such services as the Employer may reasonably require from time to time. The Employee may not engage in any other business or professional activity, with or without compensation, if such business or professional activity in any way hinders the Employee's ability, or infringes on the time necessary, to perform his duties hereunder. The Employee shall have the option to further his education at his discretion without the Employer considering it a conflict of his Devotion of Time. Employer, at its option, will reimburse tuition and other related educational expenses.

         3.       COMPENSATION OF EMPLOYEE

                  3.01 Base Salary. As compensation for the services rendered by the Employee hereunder, the Employee shall be entitled to receive a base salary computed at a guaranteed annual minimum rate of SIXTY FIVE THOUSAND DOLLARS ($65,000.00). The Employer may, at its option and in its sole discretion, pay additional amounts as additional salary to the Employee. Any payments to be made in accordance with this paragraph 3 shall be payable in equal installments in accordance with Employer's usual practice and shall be pro-rated for any partial employment period.

                  3.02 Incentive Stock Options. As an incentive to Employee, Employer will grant to Employee stock options in the following amounts upon the occurrence of the following events:

                  a. Options to purchase 2,500 shares of the Employer's common stock upon the completion of the Beta release of the Software Program code-named "Eagle, and its roll out at the Fall 1997 Comdex exhibition; and

                  b. Options to purchase 2,500 shares of the Employer's common stock upon the release for sale of the final version of the Software Program code-named "Eagle.

         4.       OTHER BENEFITS

                  The Employee shall be entitled to all benefits established by the Employer for its employees, including such benefits as vacation, sick leave, and stock bonus plans, in accordance with the Employer's normal policies.

         5.       REIMBURSEMENT OF BUSINESS EXPENSES

                  The Employer shall promptly reimburse the Employee for all reasonable business expenses in accordance with its usual procedure for such reimbursements.

         6.       TERMINATION OF EMPLOYMENT

                  6.01 Termination by Agreement of the Parties. Employee's employment may be terminated at any time upon mutual agreement of Employer and Employee.

                  6.02 Termination for Cause. If the Employee shall commit a crime which involves moral turpitude and which has the effect of injuring the business or reputation of the Employer or shall habitually neglect his duties or shall be adjudicated civilly liable for any material breach of his duties as an employee or of his fiduciary duties to the Employer, the Employer may, at its option, terminate this Agreement by giving 10 days' written notice of termination to the Employee, without prejudice to any other remedy to which the Employer may be entitled either at law, in equity or pursuant to this Agreement.

                  6.03 Permanent Disability. If the Employee is unable to perform his services hereunder by reason of sickness, physical or mental disability or any other reason for a period of more than six months, and, as determined by the board of directors of the Employer, it reasonably appears that the Employee will be unable to complete his duties under this Agreement, the Employer shall have no further obligations under this Employment Agreement, except as may be required under Employer's benefit plans for its employees.

                  6.04 Death. If the Employee dies, this Agreement shall terminate immediately on the date of death, except for the payment of any life insurance provided pursuant to this Agreement.

                  6.05 Termination on Change in Management. In the event that Employee's employment is terminated as a result of a change in the management of Employer, then in that event Employee shall be entitled to a severance payment equal to six month's base salary.

         7.       INTELLECTUAL PROPERTY RIGHTS.

                  7.01 Acknowledgment That Certain Papers, Lists, Processes, Etc., Are Trade Secrets. Employee acknowledges that the following items used in Employer's business are secret, confidential, unique, and valuable, were developed by Employer at great cost and over a long period, and disclosure of any of the items to anyone other than Employer's officers, agents, or authorized employees will cause Employer irreparable injury:

a. Software source code, programs, run routines, designs, and look and feel components of the foregoing;

b.    customer lists, call lists, and other confidential customer data;

c.   Memoranda, notes, records, and other confidential technical data;

d. Sketches, plans, drawings, and other confidential research and development data; and/or

e.   Manufacturing processes and the composition of Employer's products.

                  7.02 Agreement Not to Disclose Information. Employee will not disclose to anyone, other than Employer's officers, agents, or authorized employees, unless otherwise directed in writing by Employer's Board of Directors, any of the items listed in Paragraph 3 or any of Employer's other confidential information or trade secrets, whether developed before or after the date of this Agreement.

                  7.03 Information Developed by Employee. The restrictions contained in this Agreement include confidential information and trade secrets developed by Employee while employed by Employer.

                  7.04 Notice to Employer of Invention or Development. Employee will promptly advise Employer of each invention, discovery, idea, or improvement (collectively, "Invention"), whether or not patentable, that is made or conceived by Employee, either alone or with others, during the term of Employee's employment and directly or indirectly related to Employee's work and investigations or resulting from or suggested by any work Employee might do for Employer at Employer's request. Employee will promptly submit to Employer a written disclosure of each Invention describing its nature, use, and operation.

                  7.05 Assignment of Rights in Inventions. Employee will, without further consideration, assign to Employer or Employer's nominee all of Employee's right, title, and interest in each Invention, whether or not patentable, and will, at all times during his employment, and will assist Employer or Employer's nominee in every proper way (but entirely at Employer's or Employer's nominee's own expense) to obtain, for Employer's or Employer's nominee's own benefit, patents or other forms of protection for each Invention in any and all countries. From time to time on request, Employee will execute all papers and do all proper things that may reasonably be required to protect and maintain the rights of Employer or Employer's nominee in an Invention, whether or not patented. Employee understands and agrees that all information relating to each Invention shall be considered proprietary and a trade secret of Employer. Inventions created for school related projects are not subject to this provision. Employee understands that the Employer will entertain the possibilities of licensing such school related projects from the Employee should he deem it beneficial to the Employer.

                  7.06 Exclusion From Agreement of Prior Inventions. Employee has listed on Schedule A attached to this Agreement all unpatented inventions, including a brief description of each, made or conceived by Employee prior to his signing this Agreement. These inventions are excluded from the operation of this Agreement, and Employer has no rights in them.

                  7.07 Return of Secret and Confidential Material Upon Termination of Employment. Upon termination of Employee's employment for any reason, Employee at once will return to Employer all of Employer's trade secret and confidential material that is in Employee's possession or control.

                  7.08 Provisions Binding After Employment Ends. The provisions of Articles 7.01, 7.02,7.07 shall not terminate upon the termination of Employee's employment, but the terms and conditions shall be binding upon Employee following the termination of Employee's employment, regardless of the reason for such termination.

         8.       GENERAL PROVISIONS

                  8.01 Entire Agreement. This Agreement supersedes any and all other agreements, either oral or written, between the parties hereto with respect to the employment of the Employee by the Employer and contains all of the covenants and agreements between the parties with respect to such employment. Each party to this Agreement acknowledges that no representations, inducements, promises or agreements, oral or otherwise, have been made by any party, or anyone acting on behalf of any party, which are not embodied herein and that no other agreement, statement or promise not contained in this Agreement shall be valid or binding. Any modification of this Agreement will be effective only if it is in writing and signed by the parties hereto.

                  8.02 Severability. If any provision in this Agreement is held by a court of competent jurisdiction to be invalid, void or unenforceable, the remaining provisions shall nevertheless continue in full force without being impaired or invalidated in any way.

                  8.03 Law Governing Agreement. This Agreement shall be governed by and construed in accordance with the laws of the State of Texas.

                  8.04 Notices. Any notice hereunder shall be deemed sufficiently given by one party to the other if in writing and if and when delivered or tendered, either in person or by depositing it in the United States mail, certified, with postage prepaid, and addressed to the Employer at its principal place of business or to the Employee at his home address as it then appears in the files of the Employer.

                  8.05 Arbitration. Any controversy or claim arising out of, or relating to, this Agreement, or the making, performance, or interpretation thereof, shall be settled by arbitration in Houston, Texas in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction.

                  8.06 Attorneys' Fees and Costs. In the event of any arbitration hereunder, the prevailing party shall be entitled to reasonable attorneys' fees, costs and necessary disbursements, in addition to any other relief to which he or it may be entitled.

                  8.07 Assignability. The rights and duties of either party hereunder shall not be assignable by either party, except that this Agreement and all rights and obligations hereunder may be assigned by the Employer to, and assumed by, any corporation or other business entity which succeeds to all or substantially all of the assets and business of the Employer through merger, consolidation, acquisition of assets or other corporate reorganization.

                  8.08 Successors and Assigns. This Agreement shall inure to the benefit of and be binding on the parties thereto and, in the case of the Employer, its successors and assigns.

         This Agreement is executed on the day and year first above written.

         EMPLOYER:                          SYNAPTIX SYSTEMS CORPORATION


                                                     By:   /s/ Alan W. Harvey
                                                    Alan W. Harvey, President



         EMPLOYEE:                                        /s/ Daryl Allison
                                                     Daryl Allison

                              EMPLOYMENT AGREEMENT

         EMPLOYMENT AGREEMENT, dated as of June 9, 1997 between SYNAPTIX SYSTEMS CORPORATION, a Colorado corporation (the "Employer"), and GREG GLOVER (the "Employee").

         1.       TERM OF AGREEMENT

                  1.01 Term. The Employer hereby employs the Employee and the Employee hereby accepts employment with the Employer commencing on the date first written above and continuing for one (1) year, unless this Agreement is terminated earlier as hereinafter provided (the "Term").

         2.       DUTIES OF EMPLOYEE

                  2.01 Description of Duties. The Employee is hereby employed as a Software Engineer and shall have such duties and responsibilities as the Software Engineer of the Employer, or such other management employee of Employer as may be authorized by the President, may from time to time prescribe, including, but not limited to, designing, devising, writing and developing software code and providing related software development services to Employer.

                  2.02 Loyal and Conscientious Performance of Duties. The Employee agrees that, to the best of his ability and experience, he will at all times loyally and conscientiously perform all of the duties and obligations required of him either expressly or implicitly by the terms of this Agreement.

                  2.03 Devotion of Time. During the Term, the Employee shall devote his full energies, abilities and productive time in rendering the services called for under this Agreement and agrees to be available to perform such services as the Employer may reasonably require from time to time. The Employee may not engage in any other business or professional activity, with or without compensation, if such business or professional activity in any way hinders the Employee's ability, or infringes on the time necessary, to perform his duties hereunder. The Employee shall have the option to further his education at his discretion without the Employer considering it a conflict of his Devotion of Time. Employer, at its option, will reimburse tuition and other related educational expenses.

         3.       COMPENSATION OF EMPLOYEE

                  3.01 Base Salary. As compensation for the services rendered by the Employee hereunder, the Employee shall be entitled to receive a base salary computed at a guaranteed annual minimum rate of SIXTY FIVE THOUSAND DOLLARS ($65,000.00). The Employer may, at its option and in its sole discretion, pay additional amounts as additional salary to the Employee. Any payments to be made in accordance with this paragraph 3 shall be payable in equal installments in accordance with Employer's usual practice and shall be pro-rated for any partial employment period.

                  3.02 Incentive Stock Options. As an incentive to Employee, Employer will grant to Employee stock options in the following amounts upon the occurrence of the following events:

                  a. Options to purchase 2,500 shares of the Employer's common stock upon the completion of the Beta release of the Software Program code-named "Eagle, and its roll out at the Fall 1997 Comdex exhibition; and

                  b. Options to purchase 2,500 shares of the Employer's common stock upon the release for sale of the final version of the Software Program code-named "Eagle.

         4.       OTHER BENEFITS

                  The Employee shall be entitled to all benefits established by the Employer for its employees, including such benefits as vacation, sick leave, and stock bonus plans, in accordance with the Employer's normal policies.

         5.       REIMBURSEMENT OF BUSINESS EXPENSES

                  The Employer shall promptly reimburse the Employee for all reasonable business expenses in accordance with its usual procedure for such reimbursements.

         6.       TERMINATION OF EMPLOYMENT

                  6.01 Termination by Agreement of the Parties. Employee's employment may be terminated at any time upon mutual agreement of Employer and Employee.

                  6.02 Termination for Cause. If the Employee shall commit a crime which involves moral turpitude and which has the effect of injuring the business or reputation of the Employer or shall habitually neglect his duties or shall be adjudicated civilly liable for any material breach of his duties as an employee or of his fiduciary duties to the Employer, the Employer may, at its option, terminate this Agreement by giving 10 days' written notice of termination to the Employee, without prejudice to any other remedy to which the Employer may be entitled either at law, in equity or pursuant to this Agreement.

                  6.03 Permanent Disability. If the Employee is unable to perform his services hereunder by reason of sickness, physical or mental disability or any other reason for a period of more than six months, and, as determined by the board of directors of the Employer, it reasonably appears that the Employee will be unable to complete his duties under this Agreement, the Employer shall have no further obligations under this Employment Agreement, except as may be required under Employer's benefit plans for its employees.

                  6.04 Death. If the Employee dies, this Agreement shall terminate immediately on the date of death, except for the payment of any life insurance provided pursuant to this Agreement.

                  6.05 Termination on Change in Management. In the event that Employee's employment is terminated as a result of a change in the management of Employer, then in that event Employee shall be entitled to a severance payment equal to six month's base salary.

         7.       INTELLECTUAL PROPERTY RIGHTS.

                  7.01 Acknowledgment That Certain Papers, Lists, Processes, Etc., Are Trade Secrets. Employee acknowledges that the following items used in Employer's business are secret, confidential, unique, and valuable, were developed by Employer at great cost and over a long period, and disclosure of any of the items to anyone other than Employer's officers, agents, or authorized employees will cause Employer irreparable injury:

 a. Software source code, programs, run routines, designs, and look and feel components of the foregoing;

 b.    customer lists, call lists, and other confidential customer data;

 c.   Memoranda, notes, records, and other confidential technical data;

 d. Sketches, plans, drawings, and other confidential research and development data; and/or

 e.   Manufacturing processes and the composition of Employer's products.

                  7.02 Agreement Not to Disclose Information. Employee will not disclose to anyone, other than Employer's officers, agents, or authorized employees, unless otherwise directed in writing by Employer's Board of Directors, any of the items listed in Paragraph 3 or any of Employer's other confidential information or trade secrets, whether developed before or after the date of this Agreement.

                  7.03 Information Developed by Employee. The restrictions contained in this Agreement include confidential information and trade secrets developed by Employee while employed by Employer.

                  7.04 Notice to Employer of Invention or Development. Employee will promptly advise Employer of each invention, discovery, idea, or improvement (collectively, "Invention"), whether or not patentable, that is made or conceived by Employee, either alone or with others, during the term of Employee's employment and directly or indirectly related to Employee's work and investigations or resulting from or suggested by any work Employee might do for Employer at Employer's request. Employee will promptly submit to Employer a written disclosure of each Invention describing its nature, use, and operation.

                  7.05 Assignment of Rights in Inventions. Employee will, without further consideration, assign to Employer or Employer's nominee all of Employee's right, title, and interest in each Invention, whether or not patentable, and will, at all times during his employment, and will assist Employer or Employer's nominee in every proper way (but entirely at Employer's or Employer's nominee's own expense) to obtain, for Employer's or Employer's nominee's own benefit, patents or other forms of protection for each Invention in any and all countries. From time to time on request, Employee will execute all papers and do all proper things that may reasonably be required to protect and maintain the rights of Employer or Employer's nominee in an Invention, whether or not patented. Employee understands and agrees that all information relating to each Invention shall be considered proprietary and a trade secret of Employer. Inventions created for school related projects are not subject to this provision. Employee understands that the Employer will entertain the possibilities of licensing such school related projects from the Employee should he deem it beneficial to the Employer.

                  7.06 Exclusion From Agreement of Prior Inventions. Employee has listed on Schedule A attached to this Agreement all unpatented inventions, including a brief description of each, made or conceived by Employee prior to his signing this Agreement. These inventions are excluded from the operation of this Agreement, and Employer has no rights in them.

                  7.07 Return of Secret and Confidential Material Upon Termination of Employment. Upon termination of Employee's employment for any reason, Employee at once will return to Employer all of Employer's trade secret and confidential material that is in Employee's possession or control.

                  7.08 Provisions Binding After Employment Ends. The provisions of Articles 7.01, 7.02,7.07 shall not terminate upon the termination of Employee's employment, but the terms and conditions shall be binding upon Employee following the termination of Employee's employment, regardless of the reason for such termination.

         8.       GENERAL PROVISIONS

                  8.01 Entire Agreement. This Agreement supersedes any and all other agreements, either oral or written, between the parties hereto with respect to the employment of the Employee by the Employer and contains all of the covenants and agreements between the parties with respect to such employment. Each party to this Agreement acknowledges that no representations, inducements, promises or agreements, oral or otherwise, have been made by any party, or anyone acting on behalf of any party, which are not embodied herein and that no other agreement, statement or promise not contained in this Agreement shall be valid or binding. Any modification of this Agreement will be effective only if it is in writing and signed by the parties hereto.

                  8.02 Severability. If any provision in this Agreement is held by a court of competent jurisdiction to be invalid, void or unenforceable, the remaining provisions shall nevertheless continue in full force without being impaired or invalidated in any way.

                  8.03 Law Governing Agreement. This Agreement shall be governed by and construed in accordance with the laws of the State of Texas.

                  8.04 Notices. Any notice hereunder shall be deemed sufficiently given by one party to the other if in writing and if and when delivered or tendered, either in person or by depositing it in the United States mail, certified, with postage prepaid, and addressed to the Employer at its principal place of business or to the Employee at his home address as it then appears in the files of the Employer.

                  8.05 Arbitration. Any controversy or claim arising out of, or relating to, this Agreement, or the making, performance, or interpretation thereof, shall be settled by arbitration in Houston, Texas in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction.

                  8.06 Attorneys' Fees and Costs. In the event of any arbitration hereunder, the prevailing party shall be entitled to reasonable attorneys' fees, costs and necessary disbursements, in addition to any other relief to which he or it may be entitled.

                  8.07 Assignability. The rights and duties of either party hereunder shall not be assignable by either party, except that this Agreement and all rights and obligations hereunder may be assigned by the Employer to, and assumed by, any corporation or other business entity which succeeds to all or substantially all of the assets and business of the Employer through merger, consolidation, acquisition of assets or other corporate reorganization.

                  8.08 Successors and Assigns. This Agreement shall inure to the benefit of and be binding on the parties thereto and, in the case of the Employer, its successors and assigns.

         This Agreement is executed on the day and year first above written.

         EMPLOYER:                          SYNAPTIX SYSTEMS CORPORATION


                                                     By:   /s/ Alan W. Harvey
                                                    Alan W. Harvey, President



         EMPLOYEE:                                        /s/ Greg Glover
                                                     Greg Glover

                              EMPLOYMENT AGREEMENT

         EMPLOYMENT AGREEMENT, dated as of August 11, 1997 between SYNAPTIX SYSTEMS CORPORATION, a Colorado corporation (the "Employer"), and Kelly Randels (the "Employee").

         1.       TERM OF AGREEMENT

                  1.01 Term. The Employer hereby employs the Employee and the Employee hereby accepts employment with the Employer commencing on the date first written above and continuing for two (2) years, unless this Agreement is terminated earlier as hereinafter provided (the "Term").

         2.       DUTIES OF EMPLOYEE

                  2.01 Description of Duties. The Employee is hereby employed as a Software Engineer and shall have such duties and responsibilities as the Software Engineer of the Employer, or such other management employee of Employer as may be authorized by the President, may from time to time prescribe, including, but not limited to, designing, devising, writing and developing software code and providing related software development services to Employer.

                  2.02 Loyal and Conscientious Performance of Duties. The Employee agrees that, to the best of her ability and experience, she will at all times loyally and conscientiously perform all of the duties and obligations required of him either expressly or implicitly by the terms of this Agreement.

                  2.03 Devotion of Time. During the Term, the Employee shall devote her full energies, abilities and productive time in rendering the services called for under this Agreement and agrees to be available to perform such services as the Employer may reasonably require from time to time. The Employee may not engage in any other business or professional activity, with or without compensation, if such business or professional activity in any way hinders the Employee's ability, or infringes on the time necessary, to perform her duties hereunder. The Employee shall have the option to further her education at her discretion without the Employer considering it a conflict of her Devotion of Time. Employer, at its option, will reimburse tuition and other related educational expenses.

         3.       COMPENSATION OF EMPLOYEE

                  3.01 Base Salary. As compensation for the services rendered by the Employee hereunder, the Employee shall be entitled to receive a base salary computed at a guaranteed annual minimum rate of SEVENTY FIVE THOUSAND DOLLARS ($75,000.00). The Employer may, at its option and in its sole discretion, pay additional amounts as additional salary to the Employee. Any payments to be made in accordance with this paragraph 3 shall be payable in equal installments in accordance with Employer's usual practice and shall be pro-rated for any partial employment period.

                  3.02 Incentive Stock Options. As an incentive to Employee, Employer will grant to Employee stock options in the following amounts upon the occurrence of the following events:

                  a. Options to purchase 10,000 shares of the Employer's common stock upon the completion of the Beta release of the Software Program code-named "Eagle, and its roll out at the Fall 1997 Comdex exhibition; and

                  b. Options to purchase 10,000 shares of the Employer's common stock upon the release for sale of the final version of the Software Program code- named "Eagle.

         4.       OTHER BENEFITS

                  The Employee shall be entitled to all benefits established by the Employer for its employees, including such benefits as vacation, sick leave, and stock bonus plans, in accordance with the Employer's normal policies.

         5.       REIMBURSEMENT OF BUSINESS EXPENSES

                  The Employer shall promptly reimburse the Employee for all reasonable business expenses in accordance with its usual procedure for such reimbursements.

         6.       TERMINATION OF EMPLOYMENT

                  6.01 Termination by Agreement of the Parties. Employee's employment may be terminated at any time upon mutual agreement of Employer and Employee.

                  6.02 Termination for Cause. If the Employee shall commit a crime which involves moral turpitude and which has the effect of injuring the business or reputation of the Employer or shall habitually neglect her duties or shall be adjudicated civilly liable for any material breach of her duties as an employee or of her fiduciary duties to the Employer, the Employer may, at its option, terminate this Agreement by giving 10 days' written notice of termination to the Employee, without prejudice to any other remedy to which the Employer may be entitled either at law, in equity or pursuant to this Agreement.

                  6.03 Permanent Disability. If the Employee is unable to perform her services hereunder by reason of sickness, physical or mental disability or any other reason for a period of more than six months, and, as determined by the board of directors of the Employer, it reasonably appears that the Employee will be unable to complete her duties under this Agreement, the Employer shall have no further obligations under this Employment Agreement, except as may be required under Employer's benefit plans for its employees.

                  6.04 Death. If the Employee dies, this Agreement shall terminate immediately on the date of death, except for the payment of any life insurance provided pursuant to this Agreement.

                  6.05 Termination on Change in Management. In the event that Employee's employment is terminated as a result of a change in the management of Employer, then in that event Employee shall be entitled to a severance payment equal to one year's base salary.

         7.       INTELLECTUAL PROPERTY RIGHTS.

                  7.01 Acknowledgment That Certain Papers, Lists, Processes, Etc., Are Trade Secrets. Employee acknowledges that the following items used in Employer's business are secret, confidential, unique, and valuable, were developed by Employer at great cost and over a long period, and disclosure of any of the items to anyone other than Employer's officers, agents, or authorized employees will cause Employer irreparable injury:

a. Software source code, programs, run routines, designs, and look and feel components of the foregoing;

b.    customer lists, call lists, and other confidential customer data;

c.   Memoranda, notes, records, and other confidential technical data;

d. Sketches, plans, drawings, and other confidential research and development data; and/or

e.   Manufacturing processes and the composition of Employer's products.

                  7.02 Agreement Not to Disclose Information. Employee will not disclose to anyone, other than Employer's officers, agents, or authorized employees, unless otherwise directed in writing by Employer's Board of Directors, any of the items listed in Paragraph 3 or any of Employer's other confidential information or trade secrets, whether developed before or after the date of this Agreement.

                  7.03 Information Developed by Employee. The restrictions contained in this Agreement include confidential information and trade secrets developed by Employee while employed by Employer.

                  7.04 Notice to Employer of Invention or Development. Employee will promptly advise Employer of each invention, discovery, idea, or improvement (collectively, "Invention"), whether or not patentable, that is made or conceived by Employee, either alone or with others, during the term of Employee's employment and directly or indirectly related to Employee's work and investigations or resulting from or suggested by any work Employee might do for Employer at Employer's request. Employee will promptly submit to Employer a written disclosure of each Invention describing its nature, use, and operation.

                  7.05 Assignment of Rights in Inventions. Employee will, without further consideration, assign to Employer or Employer's nominee all of Employee's right, title, and interest in each Invention, whether or not patentable, and will, at all times during her employment, and will assist Employer or Employer's nominee in every proper way (but entirely at Employer's or Employer's nominee's own expense) to obtain, for Employer's or Employer's nominee's own benefit, patents or other forms of protection for each Invention in any and all countries. From time to time on request, Employee will execute all papers and do all proper things that may reasonably be required to protect and maintain the rights of Employer or Employer's nominee in an Invention, whether or not patented. Employee understands and agrees that all information relating to each Invention shall be considered proprietary and a trade secret of Employer. Inventions created for school related projects are not subject to this provision. Employee understands that the Employer will entertain the possibilities of licensing such school related projects from the Employee should she deem it beneficial to the Employer.

                  7.06 Exclusion From Agreement of Prior Inventions. Employee has listed on Schedule A attached to this Agreement all unpatented inventions, including a brief description of each, made or conceived by Employee prior to her signing this Agreement. These inventions are excluded from the operation of this Agreement, and Employer has no rights in them.

                  7.07 Return of Secret and Confidential Material Upon Termination of Employment. Upon termination of Employee's employment for any reason, Employee at once will return to Employer all of Employer's trade secret and confidential material that is in Employee's possession or control.

                  7.08 Provisions Binding After Employment Ends. The provisions of Articles 7.01, 7.02,7.07 shall not terminate upon the termination of Employee's employment, but the terms and conditions shall be binding upon Employee following the termination of Employee's employment, regardless of the reason for such termination.

         8.       GENERAL PROVISIONS

                  8.01 Entire Agreement. This Agreement supersedes any and all other agreements, either oral or written, between the parties hereto with respect to the employment of the Employee by the Employer and contains all of the covenants and agreements between the parties with respect to such employment. Each party to this Agreement acknowledges that no representations, inducements, promises or agreements, oral or otherwise, have been made by any party, or anyone acting on behalf of any party, which are not embodied herein and that no other agreement, statement or promise not contained in this Agreement shall be valid or binding. Any modification of this Agreement will be effective only if it is in writing and signed by the parties hereto.

                  8.02 Severability. If any provision in this Agreement is held by a court of competent jurisdiction to be invalid, void or unenforceable, the remaining provisions shall nevertheless continue in full force without being impaired or invalidated in any way.

                  8.03 Law Governing Agreement. This Agreement shall be governed by and construed in accordance with the laws of the State of Texas.

                  8.04 Notices. Any notice hereunder shall be deemed sufficiently given by one party to the other if in writing and if and when delivered or tendered, either in person or by depositing it in the United States mail, certified, with postage prepaid, and addressed to the Employer at its principal place of business or to the Employee at her home address as it then appears in the files of the Employer.

                  8.05 Arbitration. Any controversy or claim arising out of, or relating to, this Agreement, or the making, performance, or interpretation thereof, shall be settled by arbitration in Houston, Texas in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction.

                  8.06 Attorneys' Fees and Costs. In the event of any arbitration hereunder, the prevailing party shall be entitled to reasonable attorneys' fees, costs and necessary disbursements, in addition to any other relief to which she or it may be entitled.

                  8.07 Assignability. The rights and duties of either party hereunder shall not be assignable by either party, except that this Agreement and all rights and obligations hereunder may be assigned by the Employer to, and assumed by, any corporation or other business entity which succeeds to all or substantially all of the assets and business of the Employer through merger, consolidation, acquisition of assets or other corporate reorganization.

                  8.08 Successors and Assigns. This Agreement shall inure to the benefit of and be binding on the parties thereto and, in the case of the Employer, its successors and assigns.

         This Agreement is executed on the day and year first above written.

         EMPLOYER:                          SYNAPTIX SYSTEMS CORPORATION


                                                     By:  /s/   Alan Harvey
                                                    Alan W. Harvey, President



         EMPLOYEE:                                     /s/ Kelly Randels
                                                     KELLY RANDELS

                              EMPLOYMENT AGREEMENT

         EMPLOYMENT AGREEMENT, dated as of May 19, 1997 between SYNAPTIX SYSTEMS CORPORATION, a Colorado corporation (the "Employer"), and LESLIE VARGAS (the "Employee").

         1.       TERM OF AGREEMENT

                  1.01 Term. The Employer hereby employs the Employee and the Employee hereby accepts employment with the Employer commencing on the date first written above and continuing for one (1) year, unless this Agreement is terminated earlier as hereinafter provided (the "Term").

         2.       DUTIES OF EMPLOYEE

                  2.01 Description of Duties. The Employee is hereby employed as Assistant to the CEO and President of Synaptix Systems Corporation and Executive Administrator of Synaptix Systems Corporation. Duties consist of assisting the President and CEO with the day to day responsibilities of running their office. Additionally, as Executive Administrator, the Employee is responsible for managing all company operations both administrative as well as financial and any other services required by the Employer.

                  2.02 Loyal and Conscientious Performance of Duties. The Employee agrees that, to the best of her ability and experience, she will at all times loyally and conscientiously perform all of the duties and obligations required of him either expressly or implicitly by the terms of this Agreement.

                  2.03 Devotion of Time. During the Term, the Employee shall devote her full energies, abilities and productive time in rendering the services called for under this Agreement and agrees to be available to perform such services as the Employer may reasonably require from time to time. The Employee may not engage in any other business or professional activity, with or without compensation, if such business or professional activity in any way hinders the Employee's ability, or infringes on the time necessary, to perform her duties hereunder. The Employee shall have the option to further her education at her discretion without the Employer considering it a conflict of her Devotion of Time. Employer, at its option, will reimburse tuition and other related educational expenses.

         3.       COMPENSATION OF EMPLOYEE

                  3.01 Base Salary. As compensation for the services rendered by the Employee hereunder, the Employee shall be entitled to receive a base salary computed at a guaranteed annual minimum rate of THIRTY EIGHT THOUSAND DOLLARS ($38,000.00). The Employer may, at its option and in its sole discretion, pay additional amounts as additional salary to the Employee. Any payments to be made in accordance with this paragraph 3 shall be payable in equal installments in accordance with Employer's usual practice and shall be pro-rated for any partial employment period.

                  3.02 Incentive Stock Options. As an incentive to Employee, Employer will grant to Employee stock options in the following amounts upon the occurrence of the following events:

                  a. Options to purchase 3,000 shares of the Employer's common stock upon the completion of the Beta release of the Software Program code-named "Eagle, and its roll out at the Fall 1997 Comdex exhibition; and

                  b. Options to purchase 3,000 shares of the Employer's common stock upon the release for sale of the final version of the Software Program code-named "Eagle.

         4.       OTHER BENEFITS

                  The Employee shall be entitled to all benefits established by the Employer for its employees, including such benefits as vacation, sick leave, and stock bonus plans, in accordance with the Employer's normal policies.

         5.       REIMBURSEMENT OF BUSINESS EXPENSES

                  The Employer shall promptly reimburse the Employee for all reasonable business expenses in accordance with its usual procedure for such reimbursements.

         6.       TERMINATION OF EMPLOYMENT

                  6.01 Termination by Agreement of the Parties. Employee's employment may be terminated at any time upon mutual agreement of Employer and Employee.

                  6.02 Termination for Cause. If the Employee shall commit a crime which involves moral turpitude and which has the effect of injuring the business or reputation of the Employer or shall habitually neglect her duties or shall be adjudicated civilly liable for any material breach of her duties as an employee or of her fiduciary duties to the Employer, the Employer may, at its option, terminate this Agreement by giving 10 days' written notice of termination to the Employee, without prejudice to any other remedy to which the Employer may be entitled either at law, in equity or pursuant to this Agreement.

                  6.03 Permanent Disability. If the Employee is unable to perform her services hereunder by reason of sickness, physical or mental disability or any other reason for a period of more than six months, and, as determined by the board of directors of the Employer, it reasonably appears that the Employee will be unable to complete her duties under this Agreement, the Employer shall have no further obligations under this Employment Agreement, except as may be required under Employer's benefit plans for its employees.

                  6.04 Death. If the Employee dies, this Agreement shall terminate immediately on the date of death, except for the payment of any life insurance provided pursuant to this Agreement.

                  6.05 Termination on Change in Management. In the event that Employee's employment is terminated as a result of a change in the management of Employer, then in that event Employee shall be entitled to a severance payment equal to one year's base salary.

         7.       INTELLECTUAL PROPERTY RIGHTS.

                  7.01 Acknowledgment That Certain Papers, Lists, Processes, Etc., Are Trade Secrets. Employee acknowledges that the following items used in Employer's business are secret, confidential, unique, and valuable, were developed by Employer at great cost and over a long period, and disclosure of any of the items to anyone other than Employer's officers, agents, or authorized employees will cause Employer irreparable injury:

 a. Software source code, programs, run routines, designs, and look and feel components of the foregoing;

 b.   customer lists, call lists, and other confidential customer data;

 c.  Memoranda, notes, records, and other confidential technical data;

 d. Sketches, plans, drawings, and other confidential research and development data; and/or

 e.  Manufacturing processes and the composition of Employer's products.

                  7.02 Agreement Not to Disclose Information. Employee will not disclose to anyone, other than Employer's officers, agents, or authorized employees, unless otherwise directed in writing by Employer's Board of Directors, any of the items listed in Paragraph 3 or any of Employer's other confidential information or trade secrets, whether developed before or after the date of this Agreement.

                  7.03 Information Developed by Employee. The restrictions contained in this Agreement include confidential information and trade secrets developed by Employee while employed by Employer.

                  7.04 Notice to Employer of Invention or Development. Employee will promptly advise Employer of each invention, discovery, idea, or improvement (collectively, "Invention"), whether or not patentable, that is made or conceived by Employee, either alone or with others, during the term of Employee's employment and directly or indirectly related to Employee's work and investigations or resulting from or suggested by any work Employee might do for Employer at Employer's request. Employee will promptly submit to Employer a written disclosure of each Invention describing its nature, use, and operation.

                  7.05 Assignment of Rights in Inventions. Employee will, without further consideration, assign to Employer or Employer's nominee all of Employee's right, title, and interest in each Invention, whether or not patentable, and will, at all times during her employment, and will assist Employer or Employer's nominee in every proper way (but entirely at Employer's or Employer's nominee's own expense) to obtain, for Employer's or Employer's nominee's own benefit, patents or other forms of protection for each Invention in any and all countries. From time to time on request, Employee will execute all papers and do all proper things that may reasonably be required to protect and maintain the rights of Employer or Employer's nominee in an Invention, whether or not patented. Employee understands and agrees that all information relating to each Invention shall be considered proprietary and a trade secret of Employer. Inventions created for school related projects are not subject to this provision. Employee understands that the Employer will entertain the possibilities of licensing such school related projects from the Employee should she deem it beneficial to the Employer.

                  7.06 Exclusion From Agreement of Prior Inventions. Employee has listed on Schedule A attached to this Agreement all unpatented inventions, including a brief description of each, made or conceived by Employee prior to her signing this Agreement. These inventions are excluded from the operation of this Agreement, and Employer has no rights in them.

                  7.07 Return of Secret and Confidential Material Upon Termination of Employment. Upon termination of Employee's employment for any reason, Employee at once will return to Employer all of Employer's trade secret and confidential material that is in Employee's possession or control.

                  7.08 Provisions Binding After Employment Ends. The provisions of Articles 7.01, 7.02,7.07 shall not terminate upon the termination of Employee's employment, but the terms and conditions shall be binding upon Employee following the termination of Employee's employment, regardless of the reason for such termination.

         8.       GENERAL PROVISIONS

                  8.01 Entire Agreement. This Agreement supersedes any and all other agreements, either oral or written, between the parties hereto with respect to the employment of the Employee by the Employer and contains all of the covenants and agreements between the parties with respect to such employment. Each party to this Agreement acknowledges that no representations, inducements, promises or agreements, oral or otherwise, have been made by any party, or anyone acting on behalf of any party, which are not embodied herein and that no other agreement, statement or promise not contained in this Agreement shall be valid or binding. Any modification of this Agreement will be effective only if it is in writing and signed by the parties hereto.

                  8.02 Severability. If any provision in this Agreement is held by a court of competent jurisdiction to be invalid, void or unenforceable, the remaining provisions shall nevertheless continue in full force without being impaired or invalidated in any way.

                  8.03 Law Governing Agreement. This Agreement shall be governed by and construed in accordance with the laws of the State of Texas.

                  8.04 Notices. Any notice hereunder shall be deemed sufficiently given by one party to the other if in writing and if and when delivered or tendered, either in person or by depositing it in the United States mail, certified, with postage prepaid, and addressed to the Employer at its principal place of business or to the Employee at her home address as it then appears in the files of the Employer.

                  8.05 Arbitration. Any controversy or claim arising out of, or relating to, this Agreement, or the making, performance, or interpretation thereof, shall be settled by arbitration in Houston, Texas in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction.

                  8.06 Attorneys' Fees and Costs. In the event of any arbitration hereunder, the prevailing party shall be entitled to reasonable attorneys' fees, costs and necessary disbursements, in addition to any other relief to which she or it may be entitled.

                  8.07 Assignability. The rights and duties of either party hereunder shall not be assignable by either party, except that this Agreement and all rights and obligations hereunder may be assigned by the Employer to, and assumed by, any corporation or other business entity which succeeds to all or substantially all of the assets and business of the Employer through merger, consolidation, acquisition of assets or other corporate reorganization.

                  8.08 Successors and Assigns. This Agreement shall inure to the benefit of and be binding on the parties thereto and, in the case of the Employer, its successors and assigns.

         This Agreement is executed on the day and year first above written.

         EMPLOYER:                          SYNAPTIX SYSTEMS CORPORATION


                                                     By:  /s/   Alan Harvey
                                                  Alan W. Harvey, President



         EMPLOYEE:                                     /s/ Leslie Vargas
                                                     LESLIE VARGAS

                              EMPLOYMENT AGREEMENT

         EMPLOYMENT AGREEMENT, dated as of June 9, 1997 between SYNAPTIX SYSTEMS CORPORATION, a Colorado corporation (the "Employer"), and MIKE BURDEOS (the "Employee").

         1.       TERM OF AGREEMENT

                  1.01 Term. The Employer hereby employs the Employee and the Employee hereby accepts employment with the Employer commencing on the date first written above and continuing for one (1) year, unless this Agreement is terminated earlier as hereinafter provided (the "Term").

         2.       DUTIES OF EMPLOYEE

                  2.01 Description of Duties. The Employee is hereby employed as a Software Engineer and shall have such duties and responsibilities as the Software Engineer of the Employer, or such other management employee of Employer as may be authorized by the President, may from time to time prescribe, including, but not limited to, designing, devising, writing and developing software code and providing related software development services to Employer.

                  2.02 Loyal and Conscientious Performance of Duties. The Employee agrees that, to the best of his ability and experience, he will at all times loyally and conscientiously perform all of the duties and obligations required of him either expressly or implicitly by the terms of this Agreement.

                  2.03 Devotion of Time. During the Term, the Employee shall devote his full energies, abilities and productive time in rendering the services called for under this Agreement and agrees to be available to perform such services as the Employer may reasonably require from time to time. The Employee may not engage in any other business or professional activity, with or without compensation, if such business or professional activity in any way hinders the Employee's ability, or infringes on the time necessary, to perform his duties hereunder. The Employee shall have the option to further his education at his discretion without the Employer considering it a conflict of his Devotion of Time. Employer, at its option, will reimburse tuition and other related educational expenses.

         3.       COMPENSATION OF EMPLOYEE

                  3.01 Base Salary. As compensation for the services rendered by the Employee hereunder, the Employee shall be entitled to receive a base salary computed at a guaranteed annual minimum rate of SEVENTY THOUSAND DOLLARS ($70,000.00). The Employer may, at its option and in its sole discretion, pay additional amounts as additional salary to the Employee. Any payments to be made in accordance with this paragraph 3 shall be payable in equal installments in accordance with Employer's usual practice and shall be pro-rated for any partial employment period.

                  3.02 Incentive Stock Options. As an incentive to Employee, Employer will grant to Employee stock options in the following amounts upon the occurrence of the following events:

                  a. Options to purchase 2,500 shares of the Employer's common stock upon the completion of the Beta release of the Software Program code-named "Eagle, and its roll out at the Fall 1997 Comdex exhibition; and

                  b. Options to purchase 2,500 shares of the Employer's common stock upon the release for sale of the final version of the Software Program code-named "Eagle.

         4.       OTHER BENEFITS

                  The Employee shall be entitled to all benefits established by the Employer for its employees, including such benefits as vacation, sick leave, and stock bonus plans, in accordance with the Employer's normal policies.

         5.       REIMBURSEMENT OF BUSINESS EXPENSES

                  The Employer shall promptly reimburse the Employee for all reasonable business expenses in accordance with its usual procedure for such reimbursements.

         6.       TERMINATION OF EMPLOYMENT

                  6.01 Termination by Agreement of the Parties. Employee's employment may be terminated at any time upon mutual agreement of Employer and Employee.

                  6.02 Termination for Cause. If the Employee shall commit a crime which involves moral turpitude and which has the effect of injuring the business or reputation of the Employer or shall habitually neglect his duties or shall be adjudicated civilly liable for any material breach of his duties as an employee or of his fiduciary duties to the Employer, the Employer may, at its option, terminate this Agreement by giving 10 days' written notice of termination to the Employee, without prejudice to any other remedy to which the Employer may be entitled either at law, in equity or pursuant to this Agreement.

                  6.03 Permanent Disability. If the Employee is unable to perform his services hereunder by reason of sickness, physical or mental disability or any other reason for a period of more than six months, and, as determined by the board of directors of the Employer, it reasonably appears that the Employee will be unable to complete his duties under this Agreement, the Employer shall have no further obligations under this Employment Agreement, except as may be required under Employer's benefit plans for its employees.

                  6.04 Death. If the Employee dies, this Agreement shall terminate immediately on the date of death, except for the payment of any life insurance provided pursuant to this Agreement.

                  6.05 Termination on Change in Management. In the event that Employee's employment is terminated as a result of a change in the management of Employer, then in that event Employee shall be entitled to a severance payment equal to six month's base salary.

         7.       INTELLECTUAL PROPERTY RIGHTS.

                  7.01 Acknowledgment That Certain Papers, Lists, Processes, Etc., Are Trade Secrets. Employee acknowledges that the following items used in Employer's business are secret, confidential, unique, and valuable, were developed by Employer at great cost and over a long period, and disclosure of any of the items to anyone other than Employer's officers, agents, or authorized employees will cause Employer irreparable injury:

a. Software source code, programs, run routines, designs, and look and feel components of the foregoing;

b.    customer lists, call lists, and other confidential customer data;

c.   Memoranda, notes, records, and other confidential technical data;

d. Sketches, plans, drawings, and other confidential research and development data; and/or

e.   Manufacturing processes and the composition of Employer's products.

                  7.02 Agreement Not to Disclose Information. Employee will not disclose to anyone, other than Employer's officers, agents, or authorized employees, unless otherwise directed in writing by Employer's Board of Directors, any of the items listed in Paragraph 3 or any of Employer's other confidential information or trade secrets, whether developed before or after the date of this Agreement.

                  7.03 Information Developed by Employee. The restrictions contained in this Agreement include confidential information and trade secrets developed by Employee while employed by Employer.

                  7.04 Notice to Employer of Invention or Development. Employee will promptly advise Employer of each invention, discovery, idea, or improvement (collectively, "Invention"), whether or not patentable, that is made or conceived by Employee, either alone or with others, during the term of Employee's employment and directly or indirectly related to Employee's work and investigations or resulting from or suggested by any work Employee might do for Employer at Employer's request. Employee will promptly submit to Employer a written disclosure of each Invention describing its nature, use, and operation.

                  7.05 Assignment of Rights in Inventions. Employee will, without further consideration, assign to Employer or Employer's nominee all of Employee's right, title, and interest in each Invention, whether or not patentable, and will, at all times during his employment, and will assist Employer or Employer's nominee in every proper way (but entirely at Employer's or Employer's nominee's own expense) to obtain, for Employer's or Employer's nominee's own benefit, patents or other forms of protection for each Invention in any and all countries. From time to time on request, Employee will execute all papers and do all proper things that may reasonably be required to protect and maintain the rights of Employer or Employer's nominee in an Invention, whether or not patented. Employee understands and agrees that all information relating to each Invention shall be considered proprietary and a trade secret of Employer. Inventions created for school related projects are not subject to this provision. Employee understands that the Employer will entertain the possibilities of licensing such school related projects from the Employee should he deem it beneficial to the Employer.

                  7.06 Exclusion From Agreement of Prior Inventions. Employee has listed on Schedule A attached to this Agreement all unpatented inventions, including a brief description of each, made or conceived by Employee prior to his signing this Agreement. These inventions are excluded from the operation of this Agreement, and Employer has no rights in them.

                  7.07 Return of Secret and Confidential Material Upon Termination of Employment. Upon termination of Employee's employment for any reason, Employee at once will return to Employer all of Employer's trade secret and confidential material that is in Employee's possession or control.

                  7.08 Provisions Binding After Employment Ends. The provisions of Articles 7.01, 7.02,7.07 shall not terminate upon the termination of Employee's employment, but the terms and conditions shall be binding upon Employee following the termination of Employee's employment, regardless of the reason for such termination.

         8.       GENERAL PROVISIONS

                  8.01 Entire Agreement. This Agreement supersedes any and all other agreements, either oral or written, between the parties hereto with respect to the employment of the Employee by the Employer and contains all of the covenants and agreements between the parties with respect to such employment. Each party to this Agreement acknowledges that no representations, inducements, promises or agreements, oral or otherwise, have been made by any party, or anyone acting on behalf of any party, which are not embodied herein and that no other agreement, statement or promise not contained in this Agreement shall be valid or binding. Any modification of this Agreement will be effective only if it is in writing and signed by the parties hereto.

                  8.02 Severability. If any provision in this Agreement is held by a court of competent jurisdiction to be invalid, void or unenforceable, the remaining provisions shall nevertheless continue in full force without being impaired or invalidated in any way.

                  8.03 Law Governing Agreement. This Agreement shall be governed by and construed in accordance with the laws of the State of Texas.

                  8.04 Notices. Any notice hereunder shall be deemed sufficiently given by one party to the other if in writing and if and when delivered or tendered, either in person or by depositing it in the United States mail, certified, with postage prepaid, and addressed to the Employer at its principal place of business or to the Employee at his home address as it then appears in the files of the Employer.

                  8.05 Arbitration. Any controversy or claim arising out of, or relating to, this Agreement, or the making, performance, or interpretation thereof, shall be settled by arbitration in Houston, Texas in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction.

                  8.06 Attorneys' Fees and Costs. In the event of any arbitration hereunder, the prevailing party shall be entitled to reasonable attorneys' fees, costs and necessary disbursements, in addition to any other relief to which he or it may be entitled.

                  8.07 Assignability. The rights and duties of either party hereunder shall not be assignable by either party, except that this Agreement and all rights and obligations hereunder may be assigned by the Employer to, and assumed by, any corporation or other business entity which succeeds to all or substantially all of the assets and business of the Employer through merger, consolidation, acquisition of assets or other corporate reorganization.

                  8.08 Successors and Assigns. This Agreement shall inure to the benefit of and be binding on the parties thereto and, in the case of the Employer, its successors and assigns.

         This Agreement is executed on the day and year first above written.

         EMPLOYER:                          SYNAPTIX SYSTEMS CORPORATION


                                                     By:   /s/ Alan W. Harvey
                                                    Alan W. Harvey, President



         EMPLOYEE:                                        /s/ Mike Burdeos
                                                     Mike Burdeos

                              EMPLOYMENT AGREEMENT

         EMPLOYMENT AGREEMENT, dated as of January 10, 1997 between SYNAPTIX SYSTEMS CORPORATION, a Colorado corporation (the "Employer"), and MARK ORR (the "Employee").

         1.       TERM OF AGREEMENT

                  1.01 Term. The Employer hereby employs the Employee and the Employee hereby accepts employment with the Employer commencing on the date first written above and continuing for one (1) year, unless this Agreement is terminated earlier as hereinafter provided (the "Term").

         2.       DUTIES OF EMPLOYEE

                  2.01 Description of Duties. The Employee is hereby employed as a Software Engineer and shall have such duties and responsibilities as the Software Engineer of the Employer, or such other management employee of Employer as may be authorized by the President, may from time to time prescribe, including, but not limited to, designing, devising, writing and developing software code and providing related software development services to Employer.

                  2.02 Loyal and Conscientious Performance of Duties. The Employee agrees that, to the best of his ability and experience, he will at all times loyally and conscientiously perform all of the duties and obligations required of him either expressly or implicitly by the terms of this Agreement.

                  2.03 Devotion of Time. During the Term, the Employee shall devote his full energies, abilities and productive time in rendering the services called for under this Agreement and agrees to be available to perform such services as the Employer may reasonably require from time to time. The Employee may not engage in any other business or professional activity, with or without compensation, if such business or professional activity in any way hinders the Employee's ability, or infringes on the time necessary, to perform his duties hereunder. The Employee shall have the option to further his education at his discretion without the Employer considering it a conflict of his Devotion of Time. Employer, at its option, will reimburse tuition and other related educational expenses.

         3.       COMPENSATION OF EMPLOYEE

                  3.01 Base Salary. As compensation for the services rendered by the Employee hereunder, the Employee shall be entitled to receive a base salary computed at a guaranteed annual minimum rate of FORTY FIVE THOUSAND DOLLARS ($45,000.00). The Employer may, at its option and in its sole discretion, pay additional amounts as additional salary to the Employee. Any payments to be made in accordance with this paragraph 3 shall be payable in equal installments in accordance with Employer's usual practice and shall be pro-rated for any partial employment period.

                  3.02 Incentive Stock Options. As an incentive to Employee, Employer will grant to Employee stock options in the following amounts upon the occurrence of the following events:

                  a. Options to purchase 3,000 shares of the Employer's common stock upon the completion of the Beta release of the Software Program code-named "Eagle, and its roll out at the Fall 1997 Comdex exhibition; and

                  b. Options to purchase 3,000 shares of the Employer's common stock upon the release for sale of the final version of the Software Program code-named "Eagle.

         4.       OTHER BENEFITS

                  The Employee shall be entitled to all benefits established by the Employer for its employees, including such benefits as vacation, sick leave, and stock bonus plans, in accordance with the Employer's normal policies.

         5.       REIMBURSEMENT OF BUSINESS EXPENSES

                  The Employer shall promptly reimburse the Employee for all reasonable business expenses in accordance with its usual procedure for such reimbursements.

         6.       TERMINATION OF EMPLOYMENT

                  6.01 Termination by Agreement of the Parties. Employee's employment may be terminated at any time upon mutual agreement of Employer and Employee.

                  6.02 Termination for Cause. If the Employee shall commit a crime which involves moral turpitude and which has the effect of injuring the business or reputation of the Employer or shall habitually neglect his duties or shall be adjudicated civilly liable for any material breach of his duties as an employee or of his fiduciary duties to the Employer, the Employer may, at its option, terminate this Agreement by giving 10 days' written notice of termination to the Employee, without prejudice to any other remedy to which the Employer may be entitled either at law, in equity or pursuant to this Agreement.

                  6.03 Permanent Disability. If the Employee is unable to perform his services hereunder by reason of sickness, physical or mental disability or any other reason for a period of more than six months, and, as determined by the board of directors of the Employer, it reasonably appears that the Employee will be unable to complete his duties under this Agreement, the Employer shall have no further obligations under this Employment Agreement, except as may be required under Employer's benefit plans for its employees.

                  6.04 Death. If the Employee dies, this Agreement shall terminate immediately on the date of death, except for the payment of any life insurance provided pursuant to this Agreement.

                  6.05 Termination on Change in Management. In the event that Employee's employment is terminated as a result of a change in the management of Employer, then in that event Employee shall be entitled to a severance payment equal to six month's base salary.

         7.       INTELLECTUAL PROPERTY RIGHTS.

                  7.01 Acknowledgment That Certain Papers, Lists, Processes, Etc., Are Trade Secrets. Employee acknowledges that the following items used in Employer's business are secret, confidential, unique, and valuable, were developed by Employer at great cost and over a long period, and disclosure of any of the items to anyone other than Employer's officers, agents, or authorized employees will cause Employer irreparable injury:

  a. Software source code, programs, run routines, designs, and look and feel components of the foregoing;

  b.   customer lists, call lists, and other confidential customer data;

  c.  Memoranda, notes, records, and other confidential technical data;

  d. Sketches, plans, drawings, and other confidential research and development data; and/or

  e.  Manufacturing processes and the composition of Employer's products.

                  7.02 Agreement Not to Disclose Information. Employee will not disclose to anyone, other than Employer's officers, agents, or authorized employees, unless otherwise directed in writing by Employer's Board of Directors, any of the items listed in Paragraph 3 or any of Employer's other confidential information or trade secrets, whether developed before or after the date of this Agreement.

                  7.03 Information Developed by Employee. The restrictions contained in this Agreement include confidential information and trade secrets developed by Employee while employed by Employer.

                  7.04 Notice to Employer of Invention or Development. Employee will promptly advise Employer of each invention, discovery, idea, or improvement (collectively, "Invention"), whether or not patentable, that is made or conceived by Employee, either alone or with others, during the term of Employee's employment and directly or indirectly related to Employee's work and investigations or resulting from or suggested by any work Employee might do for Employer at Employer's request. Employee will promptly submit to Employer a written disclosure of each Invention describing its nature, use, and operation.

                  7.05 Assignment of Rights in Inventions. Employee will, without further consideration, assign to Employer or Employer's nominee all of Employee's right, title, and interest in each Invention, whether or not patentable, and will, at all times during his employment, and will assist Employer or Employer's nominee in every proper way (but entirely at Employer's or Employer's nominee's own expense) to obtain, for Employer's or Employer's nominee's own benefit, patents or other forms of protection for each Invention in any and all countries. From time to time on request, Employee will execute all papers and do all proper things that may reasonably be required to protect and maintain the rights of Employer or Employer's nominee in an Invention, whether or not patented. Employee understands and agrees that all information relating to each Invention shall be considered proprietary and a trade secret of Employer. Inventions created for school related projects are not subject to this provision. Employee understands that the Employer will entertain the possibilities of licensing such school related projects from the Employee should he deem it beneficial to the Employer.

                  7.06 Exclusion From Agreement of Prior Inventions. Employee has listed on Schedule A attached to this Agreement all unpatented inventions, including a brief description of each, made or conceived by Employee prior to his signing this Agreement. These inventions are excluded from the operation of this Agreement, and Employer has no rights in them.

                  7.07 Return of Secret and Confidential Material Upon Termination of Employment. Upon termination of Employee's employment for any reason, Employee at once will return to Employer all of Employer's trade secret and confidential material that is in Employee's possession or control.

                  7.08 Provisions Binding After Employment Ends. The provisions of Articles 7.01, 7.02,7.07 shall not terminate upon the termination of Employee's employment, but the terms and conditions shall be binding upon Employee following the termination of Employee's employment, regardless of the reason for such termination.

         8.       GENERAL PROVISIONS

                  8.01 Entire Agreement. This Agreement supersedes any and all other agreements, either oral or written, between the parties hereto with respect to the employment of the Employee by the Employer and contains all of the covenants and agreements between the parties with respect to such employment. Each party to this Agreement acknowledges that no representations, inducements, promises or agreements, oral or otherwise, have been made by any party, or anyone acting on behalf of any party, which are not embodied herein and that no other agreement, statement or promise not contained in this Agreement shall be valid or binding. Any modification of this Agreement will be effective only if it is in writing and signed by the parties hereto.

                  8.02 Severability. If any provision in this Agreement is held by a court of competent jurisdiction to be invalid, void or unenforceable, the remaining provisions shall nevertheless continue in full force without being impaired or invalidated in any way.

                  8.03 Law Governing Agreement. This Agreement shall be governed by and construed in accordance with the laws of the State of Texas.

                  8.04 Notices. Any notice hereunder shall be deemed sufficiently given by one party to the other if in writing and if and when delivered or tendered, either in person or by depositing it in the United States mail, certified, with postage prepaid, and addressed to the Employer at its principal place of business or to the Employee at his home address as it then appears in the files of the Employer.

                  8.05 Arbitration. Any controversy or claim arising out of, or relating to, this Agreement, or the making, performance, or interpretation thereof, shall be settled by arbitration in Houston, Texas in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction.

                  8.06 Attorneys' Fees and Costs. In the event of any arbitration hereunder, the prevailing party shall be entitled to reasonable attorneys' fees, costs and necessary disbursements, in addition to any other relief to which he or it may be entitled.

                  8.07 Assignability. The rights and duties of either party hereunder shall not be assignable by either party, except that this Agreement and all rights and obligations hereunder may be assigned by the Employer to, and assumed by, any corporation or other business entity which succeeds to all or substantially all of the assets and business of the Employer through merger, consolidation, acquisition of assets or other corporate reorganization.

                  8.08 Successors and Assigns. This Agreement shall inure to the benefit of and be binding on the parties thereto and, in the case of the Employer, its successors and assigns.

         This Agreement is executed on the day and year first above written.

         EMPLOYER:                          SYNAPTIX SYSTEMS CORPORATION


                                                     By:    /s/ Alan W. Harvey
                                                    Alan W. Harvey, President



         EMPLOYEE:                                    /s/ Mark Orr
                                                     Mark Orr

                              EMPLOYMENT AGREEMENT

         EMPLOYMENT AGREEMENT, dated as of May 19, 1997 between SYNAPTIX SYSTEMS CORPORATION, a Colorado corporation (the "Employer"), and ROBERT TUCKER (the "Employee").

         1.       TERM OF AGREEMENT

                  1.01 Term. The Employer hereby employs the Employee and the Employee hereby accepts employment with the Employer commencing on the date first written above and continuing for two (2) years, unless this Agreement is terminated earlier as hereinafter provided (the "Term").

         2.       DUTIES OF EMPLOYEE

                  2.01 Description of Duties. The Employee is hereby employed as a Product Development Director and shall have such duties and responsibilities as the Product Development Director of the Employer, or such other management employee of Employer as may be authorized by the President, may from time to time prescribe, including, but not limited to, designing, devising, writing, and developing software code and providing related software development services to Employer.

                  2.02 Loyal and Conscientious Performance of Duties. The Employee agrees that, to the best of his ability and experience, he will at all times loyally and conscientiously perform all of the duties and obligations required of him either expressly or implicitly by the terms of this Agreement.

                  2.03 Devotion of Time. During the Term, the Employee shall devote his full energies, abilities and productive time in rendering the services called for under this Agreement and agrees to be available to perform such services as the Employer may reasonably require from time to time. The Employee may not engage in any other business or professional activity, with or without compensation, if such business or professional activity in any way hinders the Employee's ability, or infringes on the time necessary, to perform his duties hereunder. The Employee shall have the option to further his education at his discretion without the Employer considering it a conflict of his Devotion of Time. Employer, at its option, will reimburse tuition and other related educational expenses.

         3.       COMPENSATION OF EMPLOYEE

                  3.01 Base Salary. As compensation for the services rendered by the Employee hereunder, the Employee shall be entitled to receive a base salary computed at a guaranteed annual minimum rate of EIGHTY THOUSAND DOLLARS ($80,000.00). The Employer may, at its option and in its sole discretion, pay additional amounts as additional salary to the Employee. Any payments to be made in accordance with this paragraph 3 shall be payable in equal installments in accordance with Employer's usual practice and shall be pro-rated for any partial employment period.

                  3.02 Incentive Stock Options. As an incentive to Employee, Employer will grant to Employee stock options in the following amounts upon the occurrence of the following events:

                  a. Options to purchase 5,000 shares of the Employer's common stock upon the completion of the Beta release of the Software Program code-named "Eagle, and its roll out at the Fall 1997 Comdex exhibition; and

                  b. Options to purchase 5,000 shares of the Employer's common stock upon the release for sale of the final version of the Software Program code-named "Eagle.

         4.       OTHER BENEFITS

                  The Employee shall be entitled to all benefits established by the Employer for its employees, including such benefits as vacation, sick leave, and stock bonus plans, in accordance with the Employer's normal policies.

         5.       REIMBURSEMENT OF BUSINESS EXPENSES

                  The Employer shall promptly reimburse the Employee for all reasonable business expenses in accordance with its usual procedure for such reimbursements.

         6.       TERMINATION OF EMPLOYMENT

                  6.01 Termination by Agreement of the Parties. Employee's employment may be terminated at any time upon mutual agreement of Employer and Employee.

                  6.02 Termination for Cause. If the Employee shall commit a crime which involves moral turpitude and which has the effect of injuring the business or reputation of the Employer or shall habitually neglect his duties or shall be adjudicated civilly liable for any material breach of his duties as an employee or of his fiduciary duties to the Employer, the Employer may, at its option, terminate this Agreement by giving 10 days' written notice of termination to the Employee, without prejudice to any other remedy to which the Employer may be entitled either at law, in equity or pursuant to this Agreement.

                  6.03 Permanent Disability. If the Employee is unable to perform his services hereunder by reason of sickness, physical or mental disability or any other reason for a period of more than six months, and, as determined by the board of directors of the Employer, it reasonably appears that the Employee will be unable to complete his duties under this Agreement, the Employer shall have no further obligations under this Employment Agreement, except as may be required under Employer's benefit plans for its employees.

                  6.04 Death. If the Employee dies, this Agreement shall terminate immediately on the date of death, except for the payment of any life insurance provided pursuant to this Agreement.

                  6.05 Termination on Change in Management. In the event that Employee's employment is terminated as a result of a change in the management of Employer, then in that event Employee shall be entitled to a severance payment equal to one year's base salary.

         7.       INTELLECTUAL PROPERTY RIGHTS.

                  7.01 Acknowledgment That Certain Papers, Lists, Processes, Etc., Are Trade Secrets. Employee acknowledges that the following items used in Employer's business are secret, confidential, unique, and valuable, were developed by Employer at great cost and over a long period, and disclosure of any of the items to anyone other than Employer's officers, agents, or authorized employees will cause Employer irreparable injury:

 a. Software source code, programs, run routines, designs, and look and feel components of the foregoing;

 b.    customer lists, call lists, and other confidential customer data;

 c.   Memoranda, notes, records, and other confidential technical data;

 d. Sketches, plans, drawings, and other confidential research and development data; and/or

 e.   Manufacturing processes and the composition of Employer's products.

                  7.02 Agreement Not to Disclose Information. Employee will not disclose to anyone, other than Employer's officers, agents, or authorized employees, unless otherwise directed in writing by Employer's Board of Directors, any of the items listed in Paragraph 3 or any of Employer's other confidential information or trade secrets, whether developed before or after the date of this Agreement.

                  7.03 Information Developed by Employee. The restrictions contained in this Agreement include confidential information and trade secrets developed by Employee while employed by Employer.

                  7.04 Notice to Employer of Invention or Development. Employee will promptly advise Employer of each invention, discovery, idea, or improvement (collectively, "Invention"), whether or not patentable, that is made or conceived by Employee, either alone or with others, during the term of Employee's employment and directly or indirectly related to Employee's work and investigations or resulting from or suggested by any work Employee might do for Employer at Employer's request. Employee will promptly submit to Employer a written disclosure of each Invention describing its nature, use, and operation.

                  7.05 Assignment of Rights in Inventions. Employee will, without further consideration, assign to Employer or Employer's nominee all of Employee's right, title, and interest in each Invention, whether or not patentable, and will, at all times during his employment, and will assist Employer or Employer's nominee in every proper way (but entirely at Employer's or Employer's nominee's own expense) to obtain, for Employer's or Employer's nominee's own benefit, patents or other forms of protection for each Invention in any and all countries. From time to time on request, Employee will execute all papers and do all proper things that may reasonably be required to protect and maintain the rights of Employer or Employer's nominee in an Invention, whether or not patented. Employee understands and agrees that all information relating to each Invention shall be considered proprietary and a trade secret of Employer. Inventions created for school related projects are not subject to this provision. Employee understands that the Employer will entertain the possibilities of licensing such school related projects from the Employee should he deem it beneficial to the Employer.

                  7.06 Exclusion From Agreement of Prior Inventions. Employee has listed on Schedule A attached to this Agreement all unpatented inventions, including a brief description of each, made or conceived by Employee prior to his signing this Agreement. These inventions are excluded from the operation of this Agreement, and Employer has no rights in them.

                  7.07 Return of Secret and Confidential Material Upon Termination of Employment. Upon termination of Employee's employment for any reason, Employee at once will return to Employer all of Employer's trade secret and confidential material that is in Employee's possession or control.

                  7.08 Provisions Binding After Employment Ends. The provisions of Articles 7.01, 7.02,7.07 shall not terminate upon the termination of Employee's employment, but the terms and conditions shall be binding upon Employee following the termination of Employee's employment, regardless of the reason for such termination.

         8.       GENERAL PROVISIONS

                  8.01 Entire Agreement. This Agreement supersedes any and all other agreements, either oral or written, between the parties hereto with respect to the employment of the Employee by the Employer and contains all of the covenants and agreements between the parties with respect to such employment. Each party to this Agreement acknowledges that no representations, inducements, promises or agreements, oral or otherwise, have been made by any party, or anyone acting on behalf of any party, which are not embodied herein and that no other agreement, statement or promise not contained in this Agreement shall be valid or binding. Any modification of this Agreement will be effective only if it is in writing and signed by the parties hereto.

                  8.02 Severability. If any provision in this Agreement is held by a court of competent jurisdiction to be invalid, void or unenforceable, the remaining provisions shall nevertheless continue in full force without being impaired or invalidated in any way.

                  8.03 Law Governing Agreement. This Agreement shall be governed by and construed in accordance with the laws of the State of Texas.

                  8.04 Notices. Any notice hereunder shall be deemed sufficiently given by one party to the other if in writing and if and when delivered or tendered, either in person or by depositing it in the United States mail, certified, with postage prepaid, and addressed to the Employer at its principal place of business or to the Employee at his home address as it then appears in the files of the Employer.

                  8.05 Arbitration. Any controversy or claim arising out of, or relating to, this Agreement, or the making, performance, or interpretation thereof, shall be settled by arbitration in Houston, Texas in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction.

                  8.06 Attorneys' Fees and Costs. In the event of any arbitration hereunder, the prevailing party shall be entitled to reasonable attorneys' fees, costs and necessary disbursements, in addition to any other relief to which he or it may be entitled.

                  8.07 Assignability. The rights and duties of either party hereunder shall not be assignable by either party, except that this Agreement and all rights and obligations hereunder may be assigned by the Employer to, and assumed by, any corporation or other business entity which succeeds to all or substantially all of the assets and business of the Employer through merger, consolidation, acquisition of assets or other corporate reorganization.

                  8.08 Successors and Assigns. This Agreement shall inure to the benefit of and be binding on the parties thereto and, in the case of the Employer, its successors and assigns.

         This Agreement is executed on the day and year first above written.

         EMPLOYER:                          SYNAPTIX SYSTEMS CORPORATION


                                                     By:    /s/ Alan W. Harvey
                                                    Alan W. Harvey, President



         EMPLOYEE:                                    /s/ Robert Tucker
                                                     Robert Tucker

                    SETTLEMENT AGREEMENT AND RELEASE              Exhibit 10(h)


  This Settlement Agreement and Release (this "Agreement") is made and entered into as of the 17th day of October, 1997, by and between SYNAPTIX SYSTEMS CORPORATION, a Colorado corporation, together with any and all predecessor entities and corporations (collectively, "Synaptix"); and ALAN W. HARVEY, an individual ("Harvey").

                                    RECITALS

         A. Synaptix is a company engaged in the business of developing and marketing computer programs. Harvey is an officer, director and shareholder of Synaptix.

         B. The parties to this Agreement intend and desire to effect and accomplish a full and final settlement of the claims and issues existing between them arising out of Harvey's employment by Synaptix, his services as an officer and director of Synaptix, and his actions in connection with his activities pertaining to Synaptix.

         C. Subject to the terms and conditions of this Agreement, the parties to this Agreement now desire to enter into a full and complete settlement of all disputes by providing certain payments, taking certain actions and entering into certain covenants as set forth below to completely discharge any and all claims and potential claims between them.

                                    AGREEMENT

         NOW THEREFORE, it is agreed by and between the parties as follows:

         1. Resignation of Harvey. Harvey hereby unconditionally resigns as President, Chief Executive Officer and a director of Synaptix, effective the day immediately succeeding the day Synaptix's 1996 Form 1O-K is filed with the Securities Exchange Commission.

         2. Assignment and Quitclaim. Harvey hereby unconditionally assigns and quitclaims to Synaptix his entire right, title and interest, to the extent any such exists, in and to any and all equipment hardware, apparatus and computer software programs developed by, or on behalf of, Harvey or Synaptix, including, without limitation, such programs more commonly known as INTERACT (or EAGLE), FieldExpress, and TnE Express, including, without limitation, any and all rights to underlying source code, machine code, and compiled or uncompiled versions of the same (the "Programs"). Coincident with the execution of this Agreement, Harvey shall deliver, or cause to be delivered, to Synaptix all copies of the Programs in his possession or control, or delivered to others through or on behalf of him, together with all copies made thereof, and shall not retain, or cause to be retained, any such copies for any purpose whatsoever. A violation of this Section 3 shall be deemed a material breach of this Agreement by Harvey entitling Synaptix to collect monetary damages, the right to offset any sums or stock due and owing to Harvey, and equitable relief, including, without limitation, an injunction without the necessity of posting a bond.

         3.       Noncompetition Agreement.

                  5.1 Definitions. The following terms shall have the meanings set forth below:

          (a) "Business of the Company" shall mean the development, manufacture, marketing and sale of software programs of the type exemplified, in whole or in part, by the Programs. A more complete definition of the software will be provided at a later date and agreed to by both parties.

          (b) "Company's Products" shall mean the Programs and any enhancements, derivations, modifications, and subsequent versions thereto or thereof.

          (c)  "Company"  shall  include  Synaptix  and any parent,  subsidiary,
     predecessor,   successor   or   affiliate   of  Synaptix   engaged  in,  or
     substantially in, the Business of the Company.

                  5.2 Noncompetition. Harvey acknowledges that the Business of the Company has been, or intended to be, carried on in the jurisdictions set forth on Schedule A hereto and will be marketed worldwide (the "Territory"). Harvey covenants that, in the Territory, he will not, for a period of three (3) years from the date hereof (the "Term"), directly or indirectly, without the prior written consent of Synaptix, which consent may be withheld in its sole and absolute discretion, acquire, participate in, or cause any corporation or other business entity owned in whole or in part by him or associated with, to acquire, any business which directly competes with the Business of the Company so long as Synaptix engages, in whole or in part, in that activity. Harvey further covenants that, in the Territory, he will not, for such three (3) year period, without the prior written consent of the Company, which consent may be withheld in its sole and absolute discretion, engage in any business (whether as an employee, owner, security holder, creditor or otherwise) which competes, directly or indirectly, with the Business of the Company. Except as an employee, agent, director, officer or affiliate of a publicly traded corporation, and otherwise not in contravention of the terms of this Section 5.2, a passive investment by Harvey in equity securities in any publicly traded corporation, which ownership does not exceed 5% of the outstanding stock of such corporation, will not constitute a violation of this provision.

                  5.3 Customers and Personnel. For a period of three (3) years from the date hereof, Harvey covenants not to solicit, or cause to be solicited, the employment of any person employed by Synaptix.

                  5.4 Nondisclosure. From the date of this Agreement, Harvey covenants not to at any time disclose or use to his advantage any material or confidential information or trade secrets, whether patentable or not, acquired from or, in connection with or belonging to Synaptix prior to or after the date hereof, including, without limitation, any part of the Programs. A violation of this Section 5.4 shall be deemed a material breach of this Agreement by Harvey entitling Synaptix to collect monetary damages, the right to offset any sums or stock due and owing to Harvey, and equitable relief, including, without limitation, an injunction without the necessity of posting a bond.

     6. Representations and Warranties of Parties. Each party hereby represents and warrants to each other party as follows:

                  6.1 He or it has not transferred, assigned or otherwise subrogated or conveyed, or cause to be transferred, assigned, or otherwise subrogated or conveyed, any of his or its interest in any of the claims which are the subject matter of this Agreement to any person or entity not a party to this Agreement; additionally, in the case of Harvey, he has not transferred, or cause to be transferred, by operation of law or otherwise, any right, title or interest in the shares of stock to be delivered to Synaptix by Harvey pursuant to Section 2 hereof, or any interest of any kind whatsoever in the Programs described in Section 3 hereof;

                  6.2 He or it has obtained all such approvals and authorizations as are necessary or appropriate to the execution, delivery and performance of this Agreement by it, including the consents of shareholders, directors, partners or joint ventures, where applicable, and this Agreement has been validly executed and delivered by him or it and is binding upon and enforceable against him or it in accordance with its terms;

                  6.3 Except for the parties to this Agreement, he or it has no knowledge that any other person or entity has any right or interest in or to the subject matter of this Agreement; and

                  6.4 Harvey expressly represents and warrants that he has good and marketable title to the shares of stock being conveyed pursuant to Section 2 hereof, free and clear of all claims, liens, interests and encumbrances.

                  6.5 Harvey has delivered, or caused to be delivered, to Synaptix all copies of the Programs in his possession or control, and there is not other person, not subject to a confidentially agreement with Synaptix, to whom Harvey has delivered a copy of the Programs, in whole or in part, or any of them.

                  6.6 Each party to this Agreement hereby indemnifies and holds the other party harmless from and against any liability, loss, claims, demands, damages, costs or expenses incurred, or attorneys' fees paid, by the other party as a result of the incorrectness of any of their respective representations and warranties contained in paragraphs 6.1 through 6.5, inclusive, of this Section.

                  7. Covenants and Releases. For valuable consideration as recited above and the receipt of which is hereby acknowledged, the parties to this Agreement covenant and promise as follows:

     7.1 Definitions. For purposes of this section, the term "party" or "parties" shall mean:

          (a) on the one hand, Harvey, together with his respective agents, heirs, successors, personal representatives and assigns; and

          (b) on the other hand, Synaptix, together with its respective past and
     present  officers  (other  than  Harvey),  directors,   agents,  employees,
     servants, successors and assigns.

The use of the term "party" or "parties" herein shall be inclusive, and usage of the singular shall in every case also incorporate the collective meaning set forth above.

                  7.2 Mutual Releases. Except for the performance of the undertakings set forth herein each party to this Agreement does hereby release and forever discharge each other party from any and all claims, demands, damages, actions, causes of action, defenses and liabilities, of any kind whatsoever, whether in law or in equity, whether contractual, common law, statutory, federal, state or otherwise, whether known or unknown, whether suspected to exist or not, which the parties now have, had or hereafter may have or claim to have, by reason of any acts, omissions, transactions, or occurrences prior to the date hereof arising out of Harvey's employment by Synaptix and his actions as an officer and director of the company.

                  7.3 General Release. Harvey may have claims by reason of acts, omissions, transactions or occurrences prior to the date hereof against the Company, of which, at the time this Agreement is executed, Harvey has no knowledge or suspicion. Except for the performance of the undertakings expressly set forth herein. Harvey hereby agrees and represents that this Agreement is specifically intended to, and does, extend to any and all such claims that are based upon or arise out of the employment of him by Synaptix and his actions as an officer and director of the company, whether or not known, claimed, or suspected by such party and, therefore, Harvey hereby expressly waives any statutory protection with respect to the limited claims described in this sentence against unknown claims, regardless of whether or not knowledge of such unknown claims may have materially affected Harvey's decision.

                  7.4 No Admission of Liability. The parties to this Agreement, and each of them, agree and acknowledge that nothing contained in this Agreement, nor the settlement which led to it, is intended to be, nor shall it be deemed, construed or treated in any respect as, an admission of liability.

                  7.5 Scope of Release. This Agreement shall apply to and be binding upon the respective officers, directors, agents, employees, servants, successors, attorneys, heirs and assigns, if any, of each party to this Agreement.

         8. Cooperation by Harvey. Harvey agrees that he shall fully cooperate with Synaptix in defenses against claims for loss, claims, demands, damages, and costs or expenses incurred arising out of or in any way whatsoever connected with Synaptix, Inc., a Texas corporation, Synaptix Systems Corporation, a Colorado corporation, or Synaptix Systems Corporation, a Florida corporation, or the affairs of either.

         9.       Miscellaneous.

                  9.1 Attorneys' Fees. If any legal action or any arbitration or other proceeding is brought for the enforcement of this Agreement, or because of an alleged dispute, breach, default or misrepresentation in connection with any of the provisions of this Agreement, the successful or prevailing party or parties shall be entitled to recover reasonable attorneys' fees and other costs incurred in that action or proceeding, in addition to any other relief to which it or they may be entitled.

     9.2 Authority. Each person signing this document on behalf of a party hereto warrants that he has been duly authorized by such party to do so.

     9.3 Legal Counsel. Each party hereto hereby acknowledges the receipt of advice of legal counsel prior to the execution hereof.

     9.4 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which shall together constitute a single agreement, and this agreement shall become effective upon the execution of a counterpart hereof by each of the parties hereto.

                  9.5 Continuing Obligations. None of the releases contained herein shall be construed .to release any party from any obligation arising hereunder or under the Consulting Agreement.

                  9.6 Confidentiality. The parties agree that they shall each keep the terms of this Settlement Agreement confidential, and shall not disclose the same to any third party except as may be required by law or judicial process.

                  9.7 Fees and Expenses. Each party will pay their respective fees, expenses and disbursements incurred in connection with the subject matter of this Agreement and any amendments thereto.

                  9.8 Notices. All notices of communication required or permitted hereunder must be in writing and will be deemed to have been duly given if delivered personally, mailed by United States certified or registered mail, postage prepaid, return receipt requested, mailed by overnight courier, or sent by facsimile transmission (provided that any such facsimile transmission is promptly confirmed by delivering or mailing the original executed notice by one of the other methods provided for in this Subsection), to the parties at the following addresses:

                  (a)      If to Synaptix, addressed to:

                           Synaptix Systems Corporation
                           2450 South Shore Blvd., Suite 210
                           League City, Texas 77573
                           Attn:    Edward S. Fleming, Vice President
                           Facsimile No.: (281) 334-0306

                  (b)      If to Harvey, addressed to:

                           Alan W. Harvey


                           Facsimile No.: (281)---

Any such notice or communication that is addressed as provided in this Subsection will be deemed given (a) upon delivery, if delivered personally, (b) on the third business day after deposit in a regular depository of the United States mail, if delivered by United States mail, (c) on the day of transmission, if delivered by facsimile transmission, provided that confirmation is promptly sent, unless such transmission is sent after 3:00 p.m., local time of the receiving party, or on a day which is not a business day of the receiving party, in which case such transmission will be deemed given on the first business day after the transmission, and (d) on the first business day of the receiving party after the delivery to the courier, if delivered by overnight courier. Any party from time to time may change its address for the purpose of this provision by furnishing a notice in accordance with this Subsection, but no such notice will be deemed to have been given until it is actually received by the party sought to be charged with the contents thereof.

                  9.9 Governing Law. This Agreement shall be construed in accordance with the laws of the State of Texas, without regard to the principles of conflicts of law embodied therein that might refer construction of such provisions to the laws of another jurisdiction.

                  9.10  Captions.   The  captions  in  this  Agreement  are  for
convenience of reference only, and shall not be considered a part hereof or be given any effect in the construction or interpretation of this Agreement.

                  9.11 Severability. If any provision of this Agreement is invalid, illegal -or unenforceable, the balance of this Agreement shall remain in full force and effect and this Agreement shall be construed in all respects as if such invalid, illegal or unenforceable provision were omitted.

                  9.12 Entire Agreement. This Agreement contains the entire understanding of the parties and supersedes any prior written or oral agreements or understandings between them concerning the subject matter set forth above. There are no representations, warranties, covenants, promises, agreements, arrangements, or understandings, oral or written, express or implied between the parties hereto relating to the subject matter set forth above which have not been fully expressed herein. The terms and provisions of this Agreement may be altered, amended or modified only by a written instrument executed by the party sought to be bound by such alteration, amendment or modification.

                  9.13 Binding Effect. This Agreement shall be binding on, and shall inure to the benefit of, the parties to it and their respective heirs, legal representatives, successors, and assigns. No party shall transfer or assign any rights or obligations hereunder without the prior written consent of the other party thereto.

         IN WITNESS WHEREOF, the parties have executed this Settlement Agreement and Release on the date first set forth above.

"Synaptix:"

SYNAPTIX SYSTEMS CORPORATION                             "Harvey:"

By:                                                       /s/ Alan W. Harvey
       Edward S. Fleming, Vice President                       Alan W. Harvey

APPROVED AS TO FORM AND CONTENT



Robert C. Norton, Esq.
Rodi, Pollock, Pettker, Galbraith
& Cahill, A Law Corporation
Attorneys for Synaptix Systems
Corporation

APPROVED AS TO FORM AND CONTENT




Attorneys for Alan W. Harvey