Form 10QSB
period 1997-09-30
SYNAPTIX SYSTEMS CORP
filed 1997-11-19
CIK 817125

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(MARK ONE)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-------
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1997

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
                                                       Yes [X]        No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.003 Par Value                      15,493,700
                                  (Shares outstanding as of September 30, 1997)

Transitional Small Business Disclosure Format (Check One)   Yes       No  [X]

                          SYNAPTIX SYSTEMS CORPORATION
                          (A Development Stage Company)
                 QUARTERLY REPORT ON FORM 10-QSB FOR THE INTERIM
                         PERIOD ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

Part I. Financial Information

Item I. Financial Statements

        Balance Sheets at September 30, 1997 and June 30, 1997............... 3

        Statements of Operations for the Three Months Ended September  30,
        1997 and 1996.........................................................4

        Statements of Changes in Stockholders' Deficit for the Year Ended
        June 30, 1997 and Three Months Ended September 30, 1997...............5

        Statements of Cash Flows for the Three Months Ended September 30,
        1997 and 1996.........................................................6

        Notes to  Financial Statements........................................7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................7

Part II.Other Information

Item 1. Legal Proceedings....................................................11

Item 6. Exhibits and Reports on Form 8-K.....................................12

        Signatures...........................................................12

                          SYNAPTIX SYSTEMS CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets



                                                                                  September 30, 1997    June 30, 1997
                                                                                     (Unaudited)            (Audited)
                                                                                  -----------------     -----------------
ASSETS

Current Assets:
     Cash and cash equivalents                                                    $           2,371     $             989
     Prepaid expenses                                                                        46,443                72,770
                                                                                  -----------------     -----------------

                                                          Total Current Assets               48,814                73,759

PROPERTY, PLANT, & EQUIPMENT                                                                101,632               100,873
                                                                                  -----------------     -----------------

                                                                  Total Assets    $         150,446     $         174,632
                                                                                  =================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:

     Accounts payable and accrued liabilities                                     $         184,259     $         163,373
     Loans payable - related parties                                                        161,002                     0
     Current portion of lease                                                                 1,221                 1,099
                                                                                  -----------------     -----------------

                                                     Total Current Liabilities              346,482               164,472
     Long-term lease                                                                            943                 1,239
                                                                                  -----------------     -----------------
                                                             Total Liabilities              347,425               165,711

Stockholders' Equity (Deficit):

     Preferred Stock - $1 par value 10,000,000  shares  authorized;
         0 shares of Series A Voting Preferred Stock
         outstanding at September 30, 1997 and June 30, 1997                                      0                     0

     Common Stock - $.003 par value,  25,000,000 shares  authorized;
         15,493,700 shares issued and outstanding at September 30, 1997
         and 15,473,700 shares issued and outstanding at June 30, 1997                       46,481                46,421

     Additional paid-in capital                                                           5,353,587             5,337,647
     Retained earnings (deficit)                                                         (5,397,047)           (5,175,147)
     Stock subscription receivable                                                         (200,000)             (200,000)
                                                                                  -----------------     -----------------

                                          Total Stockholders' Equity (Deficit)             (196,979)                8,921
                                                                                  -----------------     -----------------

                          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)    $         150,446     $         174,632
                                                                                  =================     =================


See Accompanying Notes to the Financial Statements.

                          SYNAPTIX SYSTEMS CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                               September 30,
                                                                                        1997                  1996
                                                                                     (Unaudited)           (Unaudited)
                                                                                  -----------------     -----------------
REVENUES                                                                          $               0     $               0

Cost and Expenses:                                                                          221,900                     0
                                                                                  -----------------     -----------------

                                                      Total Costs and Expenses              221,900                     0
                                                                                  -----------------     -----------------

Income (loss) from Continuing Operations:                                                  (221,900)                    0

     Income tax expense (benefit)                                                                 0                     0
                                                                                  -----------------     -----------------

                                                             Net Income (Loss)    $        (221,900)    $               0
                                                                                  =================     =================

                                                       Income (Loss) Per Share    $            (.01)    $             .00
                                                                                  =================     =================




See Accompanying Notes to the Financial Statements.

                          SYNAPTIX SYSTEMS CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                    For Year Ended June 30,1997 (audited) and
                  For the Three Months Ended September 30, 1997
                                   (unaudited)


                                                                                                                            Total
                                                                                            Additional     Retained    Stockholders'
                                             Common                     Preferred             Paid-In      Earnings        Equity
                                    Shares          Amount        Shares         Amount       Capital      (Deficit)      (Deficit)
                                   ----------     -----------   ----------    -----------   -----------   -----------    ----------
BALANCES AT JUNE 30, 1996              39,668     $       119      174,865    $   174,865   $ 4,610,729   $(4,826,922)   $  (41,209)

Sale of restricted common stock
   for cash                         1,217,500           3,652                                                                 3,652
Issuance of restricted common
   stock for expenses                  58,334             175                                    20,825                      21,000
Issuance of common stock for
   preferred shares                   174,865             525     (174,865)      (174,865)      174,340
Sale of common stock (Regulation
   S) for stock subscription        2,000,000           6,000                                   194,000
Sale of common stock (S-8) for
   cash and services                6,750,000          20,250                                   251,500                     271,750
Sale of restricted common stock
  for cash, assets, and expenses    2,250,000           6,750                                    27,000                      33,750
Issuance of restricted common
  stock for assets and expenses     3,000,000           9,000                                    69,203                      78,203
Cancellation of restricted stock      (16,667)            (50)                                   (9,950)                    (10,000)

Net loss                                                                                                     (348,225)     (348,225)
                                   ----------     -----------   ----------    -----------   -----------   -----------    ----------

BALANCES AT JUNE 30, 1997          15,473,700          46,421            0              0     5,337,647    (5,175,147)        8,921

Sale of restricted common stock
  for cash                             20,000              60                                    15,940                      16,000

Net loss                                                                                                     (221,900)     (221,900)
                                   ----------     -----------   ----------    -----------   -----------   -----------    ----------

BALANCES AT SEPTEMBER 30,
      1997                         15,493,700     $    46,481            0    $         0   $ 5,353,587   $(5,397,047)   $ (196,979)
                                   ==========     ===========   ==========    ===========   ===========   ===========    ==========

See Accompanying Notes to the Financial Statements.

                          SYNAPTIX SYSTEMS CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                 Three Months Ended
                                                                                                    September 30,
                                                                                             1997                  1996
                                                                                      ------------------    ------------------
CASH FLOWS OPERATING ACTIVITIES:
     Net income (loss)                                                                $         (221,900)   $                0
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
              Depreciation                                                                         7,216                     0
     Changes in Assets and Liabilities:
              Prepaid expenses                                                                    26,327                     0
              Accounts payable and accrued expenses                                               20,886                     0
                                                                                      ------------------    ------------------

                                              Net Cash Used by Operating Activities             (167,471)                    0

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                                                        (7,975)                    0
                                                                                      ------------------    ------------------

                                              Net Cash Used by Investing Activities               (7,975)                    0

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                                                         16,000                     0
     Loans                                                                                       161,002                     0
     Loan repayments                                                                                (174)                    0
                                                                                      ------------------    ------------------
                                          Net Cash Provided by Financing Activities              176,828                     0
                                                                                      ------------------    ------------------

                                                               Net Increase in Cash                1,382                     0

CASH AT BEGINNING OF YEAR                                                                            989                     0
                                                                                      ------------------    ------------------

CASH AT END OF PERIOD                                                                 $            2,371    $                0
                                                                                      ==================    ==================

SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid                                                                    $               46    $                0
     Income taxes paid                                                                                 0                     0
                                                                                      ------------------    ------------------

                                                                                      $               46    $                0
                                                                                      ==================    ==================



See Accompanying Notes to the Financial Statements.

                          SYNAPTIX SYSTEMS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


1.       Basis of Presentation

         The financial statements of Synaptix Systems Corporation (the "Company"), included herein, are unaudited for all periods ended September 30, 1997 and 1996. They reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the audited financial statements for the years ended June 30, 1997 and 1996, which are included in the Company's annual report. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

2.       Earnings per Common and Common Equivalent Share

Earnings per common and common equivalent share is based on the average number of common shares and dilutive common share equivalents outstanding for the three months ended September 30, 1997 and 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward- looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-QSB and in the Company's Annual Report on Form 10-KSB, filed with the SEC on November 4, 1997, which may cause actual results to differ materially from those discussed in such forward-looking statement. The forward-looking statements within this Form 10-QSB are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward looking statements. The Company undertakes no obligation to publicly release the results of any revisions, to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, including its Form 10-KSB, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

The Company had a working capital deficiency at September 30, 1997, and subsequent thereto, and is uncertain of its ability to raise sufficient working capital. The Company plans to seek additional financing to obtain necessary working capital to complete development of its Software and to commence production and marketing, but there can be no assurance that such funding will occur.

Introduction

         Synaptix is a development stage company. Certain of the Company's software products are directed to the retail consumer market, and certain of the Company's software products are directed to the corporate market. With respect to the Company's corporate software products, the Company anticipates that it will be able to provide related systems integration and networking services in connection with the license of its corporate software products. These system integration services will include consulting and training to systems integrators and large corporate end users and the installation of hardware on which to implement the Company's software's products. The following discussion is included to describe the Company's financial position and results of operations for each of the two years for the quarter ended September 30, 1997. The financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Results of Operations

     Analysis of Three Months ended September 30, 1997 Compared to Three Months ended September 30, 1996

         Costs and expenses for the three months ended September 30, 1997 increased significantly compared to the same period in 1996. The Company recorded a net loss of $221,900, or a ($.01) loss per share for the three months ended September 30, 1997, compared with a net loss of $0, or a ($.00) loss per share for the same period in 1996. The Company incurred expenses in the amount of $221,900 related to general and administrative costs associated with the development of its software. The Company was non-operational for the three months ended September 30, 1996.

         Revenues

         The Company did not record any revenues for the three months ended September 30, 1997 or 1996, respectively. During these periods, the Company borrowed funds to pay for working capital expenditures. The Company plans to seek additional financing to obtain necessary working capital to complete development of its software and to commence production and marketing. Management anticipates that the Company's funding requirements will be in the range of $3 to $5 million over the next 12 months. The Company may seek such financing from venture capital sources or from a subsequent public issuance of stock.

         Financial Condition

         The Company is currently in a development stage, and the information, financial statements and notes to the financial statements have been prepared on the premise that it will be successful in raising additional capital and continue as a going concern. The Company intends to rely on further equity offerings and loans to generate sufficient working capital over the next 12 months to complete the Eagle project and introduce it to the market. The Company anticipates that working capital expenditures, including costs of the development of its new computer program code-named Eagle, will be approximately $1.2 million during fiscal 1998. There can be no assurance that the Company will be able to raise sufficient additional capital to achieve these objectives.

         General and Administrative Expenses

         General and administrative expenses were $221,900 and $0 for the three months ended September 30, 1997 and 1996, respectively, an increase of $221,900. This increase was attributable to expenses incurred for administrative, legal, accounting expenses and expenses associated with the development of its software.

         Loss from Operations

         The Company had an operating loss of $221,900 for the three months ended September 30, 1997 and $0 for the same period in 1996. The loss for the period ended September 30, 1997, was the result of operating expenses incurred in the development and production of the Eagle software product, in addition to general and administrative costs.

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

         Income Taxes

         The Company had no income tax expense. As of September 30, 1997, the Company had net operating loss carryfowards of approximately $3,625,900. The utilization of net operating carryforwards will be limited as determined pursuant to applicable provisions of the Internal Revenue Code and U. S. Treasury regulations thereunder.

         Net Loss

         The Company had a net loss of $221,900 for the three months ended September 30, 1997, compared with a net loss of $0 for the same period in 1996. The net loss for the three months ended September 30, 1997 was attributable to an increase in administrative operating expenses. These increase in expenditures in administrative expenses were anticipated under the Company's operating plan following the acquisition of the software products.

         Liquidity and Capital Resources

         There were no recorded revenues for the three months ended September 30, 1997. At September 30, 1997, the Company maintained a negative liquidity position which is evidenced by a current ratio of .14 to 1. The Company has no major capital commitments at the present time. Management continues to restructure the Company in order to increase the Company's current ratio and liquidity, and generate capital which would provide cash flow for future expansion.

         At September 30, 1997, the Company had a working capital deficiency of $297,668, compared to a working capital deficiency of $41,209 at September 30, 1996. Subsequent to September 30, 1997, the Company's working capital deficiency has continued to increase. The cash balance at September 30, 1997 was approximately $2,371, and at September 30, 1996, was approximately $0.

         Cash used by operations totaled $167,471 for the three months ended September 30, 1997, compared to $0 for the same period in 1996. Cash used in investing activities for the three months ended September 30, 1997 was approximately $7,975. Cash provided by financing activities during the three months ended September 30, 1997 totaled $176,828, which included the proceeds from the sale of stock and the borrowing of funds.

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

     Analysis of Three Months ended September 30, 1996 Compared to Three Months ended September 30, 1995

         During the three months ended September 30, 1996, the Company had no active operations, $0 in cash, a working capital deficit of $41,209, and accumulated losses of $4,826,922. The Company was considering entering into the computer technology industry, and a management change. The Company continued to seek acquisition and merger candidates with an emphasis in the area of computer related technologies. Management believed that an acquisition of this nature would provide an opportunity to enhance shareholder value.

         Liquidity and Capital Resources

         At September 30, 1996, and 1995, respectively, the Company maintained a negative liquidity position. The Company had ceased all operations and was looking for an acquisition candidate.

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings

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

Item 5.           Other Information

         Following the resignation of Alan W. Harvey, the Company was in the process of identifying new officers for appointment to the positions of Chairman and Chief Executive Officer. On November 7, 1997, Matthew Hutchins and Daniel A. Gillett were appointed to the positions of Chairman and Chief Executive Officer, respectively.

     Mr. Hutchins and Mr. Gillett were also elected to serve as members of the Board, and are standing as nominees for election at the Company's 1997 Annual Meeting of Shareholders to be held on December 16, 1997.


Item 6.           Exhibits and Reports on Form 8-K

                  A.       Exhibits

                           None

                  B.       Reports on Form 8-K

                           A Form 8-K was filed on October 30, 1997 announcing the resignation of Alan W. Harvey as a director and officer of the Company.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SYNAPTIX SYSTEMS CORPORATION



Dated: November 19, 1997       By: /s/ Edward S. Fleming
                                  ----------------------
                                  Edward S. Fleming , Acting President