Form 10QSB
period 1997-12-31
SYNAPTIX SYSTEMS CORP
filed 1998-02-26
CIK 817125

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(MARK ONE)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-------
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1997

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
                                                       Yes    X         No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.003 Par Value                     15,593,700
                                   (Shares outstanding as of December 31, 1997)

Transitional Small Business Disclosure Format (Check One)   Yes        No     X

                          SYNAPTIX SYSTEMS CORPORATION
                          (A Development Stage Company)
                 QUARTERLY REPORT ON FORM 10-QSB FOR THE INTERIM
                         PERIOD ENDED December 31, 1997

                                TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      Number

Part I.    Financial Information

Item I.    Financial Statements

           Balance Sheets at December 31, 1997 and June 30, 1997.......................................... 4

           Statements of Operations for the Six Months Ended December 31,
           1997 and 1996...................................................................................5

           Statements of Changes in Stockholders' Deficit for the Year Ended
           June 30, 1997 and Six Months Ended December 31, 1997............................................6

           Statements of Cash Flows for the Six Months Ended December 31,
           1997 and 1996...................................................................................7

           Notes to  Financial Statements..................................................................8

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................................................8

Part II.   Other Information

Item 1.    Legal Proceedings..............................................................................12

Item 5.    Other Information..............................................................................13

Item 6.    Exhibits and Reports on Form 8-K...............................................................14

           Signatures.....................................................................................14

                                 SMITH & COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                  10 WEST 100 SOUTH, SUITE 700
AMERICAN INSTITUTE OF                        SALT LAKE CITY, UTAH 84101
     CERTIFIED PUBLIC ACCOUNTANTS            TELEPHONE:       (801) 575-8297
UTAH ASSOCIATION OF                          FACSIMILE:       (801) 575-8306
     CERTIFIED PUBLIC ACCOUNTANTS            E-MAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Shareholders
Synaptix Systems Corporation
Houston, Texas

The accompanying balance sheet of Synaptix Systems Corporation as of December 31, 1997 and the related statements of operations, shareholders' deficit, and cash flows for the six months ended December 31, 1997 and 1996 were not audited by us and, accordingly, we do not express an opinion on them.

The balance sheet as of June 30, 1997 and the statement of stockholders' deficit for the year ended June 30, 1997 were audited by us and we expressed an unqualified opinion on it in our report dated October 7, 1997 which also contained a going concern paragraph, but we have not performed any auditing procedures since that date.


                                                  /s/ Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
February 17, 1998

                          SYNAPTIX SYSTEMS CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets



                                                                                  December 31, 1997     June 30, 1997
                                                                                     (Unaudited)            (Audited)
                                                                                  -----------------     -----------------
ASSETS

Current Assets:
     Cash and cash equivalents                                                    $           2,583     $             989
     Prepaid expenses                                                                        11,045                72,770
                                                                                  -----------------     -----------------

                                                          Total Current Assets               13,628                73,759

PROPERTY, PLANT, & EQUIPMENT                                                                 94,260               100,873
                                                                                  -----------------     -----------------

                                                                  Total Assets    $         107,888     $         174,632
                                                                                  =================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:

     Accounts payable and accrued liabilities                                     $         378,692     $         163,373
     Loans payable - related parties                                                        431,439                     0
     Current portion of lease                                                                 1,221                 1,099
                                                                                  -----------------     -----------------

                                                     Total Current Liabilities              811,352               164,472
     Long-term lease                                                                            943                 1,239
                                                                                  -----------------     -----------------
                                                             Total Liabilities              812,295               165,711

Stockholders' Equity (Deficit):

     Preferred Stock - $1 par value 10,000,000  shares  authorized;
         0 shares of Series A Voting Preferred Stock
         outstanding at December 31, 1997 and June 30, 1997                                       0                     0

     Common Stock - $.003 par value,  25,000,000 shares  authorized;
         15,593,700 shares issued and outstanding at December 31, 1997
         and 15,473,700 shares issued and outstanding at June 30, 1997                       46,781                46,421

     Additional paid-in capital                                                           5,370,336             5,337,647
     Retained earnings (deficit)                                                         (5,921,524)           (5,175,147)
     Stock subscription receivable                                                         (200,000)             (200,000)
                                                                                  -----------------     -----------------

                                          Total Stockholders' Equity (Deficit)             (704,407)                8,921
                                                                                  -----------------     -----------------

                          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)    $         107,888     $         174,632
                                                                                  =================     =================


               See Accompanying Notes to the Financial Statements.

                          SYNAPTIX SYSTEMS CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                             Six Months Ended
                                                                                               December 31,
                                                                                        1997                  1996
                                                                                     (Unaudited)           (Unaudited)
                                                                                  -----------------     -----------------
REVENUES                                                                          $               0     $               0

Cost and Expenses:                                                                          746,377                46,050
                                                                                  -----------------     -----------------

                                                      Total Costs and Expenses              746,377                46,050
                                                                                  -----------------     -----------------

Income (loss) from Continuing Operations:                                                  (746,377)              (46,050)

     Income tax expense (benefit)                                                                 0                     0
                                                                                  -----------------     -----------------

                                                             Net Income (Loss)    $        (746,377)    $         (46,050)
                                                                                  =================     =================

                                                       Income (Loss) Per Share    $            (.05)    $            (.58)
                                                                                  =================     =================




               See Accompanying Notes to the Financial Statements.

                          SYNAPTIX SYSTEMS CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                    For Year Ended June 30,1997 (audited) and
                   For the Six Months Ended December 31, 1997
                                   (unaudited)


                                                                                                                           Total
                                                                                            Additional     Retained    Stockholders'
                                             Common                     Preferred             Paid-In      Earnings        Equity
                                    Shares          Amount        Shares         Amount       Capital      (Deficit)      (Deficit)
                                   ----------     -----------   ----------    -----------   -----------   -----------    ----------

BALANCES AT JUNE 30, 1996              39,668     $       119      174,865    $   174,865   $ 4,610,729   $(4,826,922)   $  (41,209)

Sale of restricted common stock
   for cash                         1,217,500           3,652                                                                 3,652
Issuance of restricted common stock
   for expenses                        58,334             175                                    20,825                      21,000
Issuance of common stock for
   preferred shares                   174,865             525     (174,865)      (174,865)      174,340
Sale of common stock (Regulation
   S) for stock subscription        2,000,000           6,000                                   194,000
Sale of common stock (S-8) for
   cash and services                6,750,000          20,250                                   251,500                     271,750
Sale of restricted common stock for
   cash, assets, and expenses       2,250,000           6,750                                    27,000                      33,750
Issuance of restricted common stock
   for assets and expenses          3,000,000           9,000                                    69,203                      78,203
Cancellation of restricted stock      (16,667)            (50)                                   (9,950)                    (10,000)

Net loss                                                                                                     (348,225)     (348,225)
                                   ----------     -----------   ----------    -----------   -----------   -----------    ----------

BALANCES AT JUNE 30, 1997          15,473,700          46,421            0              0     5,337,647    (5,175,147)        8,921

Sale of restricted common stock for
   cash                                20,000              60                                    15,940                      16,000
Issuance of restricted common stock
   to pay accounts payable            100,000             300                                    16,749                      17,049

Net loss                                                                                                     (746,377)     (746,377)
                                   ----------     -----------   ----------    -----------   -----------   -----------    ----------

BALANCES AT December 31,
      1997                         15,593,700     $    46,781            0    $         0   $ 5,370,336   $(5,921,524)   $ (704,407)
                                   ==========     ===========   ==========    ===========   ===========   ===========    ==========


               See Accompanying Notes to the Financial Statements.

                          SYNAPTIX SYSTEMS CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                  Six Months Ended
                                                                                                    December 31,
                                                                                             1997                  1996
                                                                                      ------------------    ------------------
CASH FLOWS OPERATING ACTIVITIES:
     Net (loss)                                                                       $         (746,377)   $          (46,050)
     Adjustments to reconcile net (loss) to net cash used in
         operating activities:
              Depreciation                                                                        14,588                     0
              Stock issued for expenses                                                                0                21,000
     Changes in Assets and Liabilities:
              Prepaid expenses                                                                    61,725                     0
              Accounts payable and accrued expenses                                              232,368                16,650
                                                                                      ------------------    ------------------

                                              Net Cash Used by Operating Activities             (437,696)               (8,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                                                        (7,975)                    0
                                                                                      ------------------    ------------------

                                              Net Cash Used by Investing Activities               (7,975)                    0

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                                                         16,000                 3,652
     Loans                                                                                       431,439                 8,400
     Loan repayments                                                                                (174)                    0
                                                                                      ------------------    ------------------
                                          Net Cash Provided by Financing Activities              447,265                12,052
                                                                                      ------------------    ------------------

                                                               Net Increase in Cash                1,594                 3,652

CASH AT BEGINNING OF YEAR                                                                            989                     0
                                                                                      ------------------    ------------------

CASH AT END OF PERIOD                                                                 $            2,583    $            3,652
                                                                                      ==================    ==================

SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid                                                                    $               46    $                0
     Income taxes paid                                                                                 0                     0
                                                                                      ------------------    ------------------

                                                                                      $               46    $                0
                                                                                      ==================    ==================



               See Accompanying Notes to the Financial Statements.

                          SYNAPTIX SYSTEMS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


1.       Basis of Presentation

         The financial statements of Synaptix Systems Corporation (the "Company"), included herein, are unaudited for all periods ended December 31, 1997 and 1996. They reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the audited financial statements for the years ended June 30, 1997 and 1996, which are included in the Company's annual report. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

2.       Earnings per Common and Common Equivalent Share

Earnings per common and common equivalent share is based on the average number of common shares and dilutive common share equivalents outstanding for the six months ended December 31, 1997 and 1996.

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

The Company had a working capital deficiency at December 31, 1997, and subsequent thereto, and is uncertain of its ability to raise sufficient working capital. The Company plans to seek additional financing to obtain necessary working capital to complete development of its Software and to commence production and marketing, but there can be no assurance that such funding will occur.

Introduction

         Synaptix is a development stage company. Certain of the Company's software products are directed to the retail consumer market, and certain of the Company's software products are directed to the corporate market. With respect to the Company's corporate software products, the Company anticipates that it will be able to provide related systems integration and networking services in connection with the license of its corporate software products. These system integration services will include consulting and training to systems integrators and large corporate end users and the installation of hardware on which to implement the Company's software's products. The following discussion is included to describe the Company's financial position and results of operations for each of the two years for the six months ended December 31, 1997. The financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Results of Operations

         Analysis of Six Months ended December 31, 1997 Compared to Six Months ended December 31, 1996

         Costs and expenses for the six months ended December 31, 1997 increased significantly compared to the same period in 1996. The Company recorded a net loss of $746,377, or a ($.05) loss per share for the six months ended December 31, 1997, compared with a net loss of $46,050, or a ($.58) loss per share for the same period in 1996. The Company incurred expenses in the amount of $746,377 related to general and administrative costs associated with the development of its software. The Company was non-operational for the six months ended December 31, 1996.

         Revenues

         The Company did not record any revenues for the six months ended December 31, 1997 or 1996, respectively. During these periods, the Company borrowed funds to pay for working capital expenditures. The Company plans to seek additional financing to obtain necessary working capital to complete development of its software and to commence production and marketing. Management anticipates that the Company's funding requirements will be in the range of $3 to $5 million over the next 12 months. The Company may seek such financing from venture capital sources or from a subsequent public issuance of stock.

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

         General and Administrative Expenses

         General and administrative expenses were $746,377 and $46,050 for the six months ended December 31, 1997 and 1996, respectively, an increase of
$700,327. This increase was attributable to expenses incurred for administrative, legal, accounting expenses and expenses associated with the development of its software.

         Loss from Operations

         The Company had an operating loss of $746,377 for the six months ended December 31, 1997 and $46,050 for the same period in 1996. The loss for the period ended December 31, 1997, was the result of operating expenses incurred in the development and production of the Eagle software product, in addition to general and administrative costs.

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

         Income Taxes

         The Company had no income tax expense. As of December 31, 1997, the Company had net operating loss carryfowards of approximately $4,151,000. The utilization of net operating carryforwards will be limited as determined pursuant to applicable provisions of the Internal Revenue Code and U. S. Treasury regulations thereunder.

         Net Loss

         The Company had a net loss of $746,377 for the six months ended December 31, 1997, compared with a net loss of $46,050 for the same period in 1996. The net loss for the six months ended December 31, 1997 was attributable to an increase in administrative operating expenses. The increase in expenditures in administrative expenses was anticipated under the Company's operating plan following the acquisition of the software products.

         Liquidity and Capital Resources

         There were no recorded revenues for the six months ended December 31, 1997. At December 31, 1997, the Company maintained a negative liquidity position which is evidenced by a current ratio of .02 to 1. The Company has no major capital commitments at the present time. Management continues to restructure the Company in order to increase the Company's current ratio and liquidity, and generate capital which would provide cash flow for future expansion.

         At December 31, 1997, the Company had a working capital deficiency of $797,724, compared to a working capital deficiency of $62,607 at December 31, 1996. Subsequent to December 31, 1997, the Company's working capital deficiency has continued to increase. The cash balance at December 31, 1997 was approximately $2,583, and at December 31, 1996, was approximately $3,652.

         Cash used by operations totaled $437,696 for the six months ended December 31, 1997, compared to $8,400 for the same period in 1996. Cash used in investing activities for the six months ended December 31, 1997 was approximately $7,975. Cash provided by financing activities during the six months ended December 31, 1997 totaled $447,265, which included the proceeds from the sale of stock and the borrowing of funds.

         The Company holds promissory notes from investors in the amount of $200,000 which were due and payable on November 15, 1997. These funds will be used for working capital purposes in connection with existing obligations of the Company, and future expenses to be incurred in the research and development of the Eagle software product, and for general corporate purposes. There is no assurance that the Company will obtain adequate financing or access to capital to continue as a going concern.

         Analysis of Six Months ended December 31, 1996 Compared to Six Months ended December 31, 1995

         During the six months ended December 31, 1996, the Company had no active operations, $3,652 in cash, a working capital deficit of $62,607, and accumulated losses of $4,872,972. The Company was considering entering into the computer technology industry, and a management change. The Company continued to seek acquisition and merger candidates with an emphasis in the area of computer related technologies. Management believed that an acquisition of this nature would provide an opportunity to enhance shareholder value.

         Liquidity and Capital Resources

         At December 31, 1996, and 1995, respectively, the Company maintained a negative liquidity position. The Company had ceased all operations and was looking for an acquisition candidate.

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings

         Synaptix has been named as a defendant in an action by Charles Schwab & Co. entitled Charles Schwab & Co., Inc. v. Alan W. Harvey, Synaptix Systems Corporation, and Signature Stock Transfer Incorporated, case no. 98-01336 filed in the District Court of Harris County, Texas. The suit alleges causes of action
(i) against Synaptix for fraud and wrongful refusal to transfer shares, (ii) against Alan Harvey, the former president of Synaptix, for fraud and breach of contract, and (iii) against Signature, the registrant's stock transfer agent, for wrongful refusal to transfer shares and negligence.

         This action arises out of the attempted sale by Alan Harvey of 100,000 shares of Synaptix stock represented by a canceled stock certificate. Harvey had previously represented to Synaptix and its transfer agent that the stock certificate had been lost, and arranged for a replacement certificate to be issued to him. Shortly before Harvey's resignation as president, and unknown to Synaptix, Harvey deposited the canceled certificate in his personal account at Charles Schwab & Co. A portion of the shares were sold before Schwab representatives contacted the transfer agent for re- registration and verification of the certificate. After the transfer agent advised Schwab that the certificate had been canceled, Schwab acquired other shares in the market to cover the shares sold which were represented by the canceled certificate . Schwab alleges that Harvey intentionally misrepresented the canceled certificate as a valid certificate. Because Harvey was then president of Synaptix, Schwab claims that Synaptix is liable for Harvey's actions. Synaptix has denied all of Schwab's allegations, and maintains that Harvey acted in his own capacity and not as an agent of the Company, and that Schwab's loss was a result of its own negligence. Synaptix has also assumed the defense of Signature Stock Transfer, Inc., who Schwab has alleged wrongfully refused to transfer Harvey's canceled certificate. Synaptix intends to file a cross-action against Alan Harvey for indemnification. At this time, management does not believe that this action will have a material adverse effect on the Company.

         A former legal firm employed by the Company is in the process of obtaining a default judgment against the Company for unpaid fees of about $12,000. The $12,000 is reflected in accounts payable, and management is in the process of settling this matter.

         Certain shareholders of the Company are also shareholders of Synaptix Systems Corporation ("Synaptix Florida"), a Florida corporation not affiliated with the Company. Synaptix Florida was formed in 1996 by Alan W. Harvey, the former president of the Company, with the intention of acquiring the Old Synaptix assets and developing the software. Funds were raised by Synaptix Florida from third-party investors for this purpose, although to the Company's best knowledge Synaptix Florida never entered into any actual agreement to acquire the Old Synaptix assets from the owner.

         In December 1996, Mr. Harvey acquired control of the Company and contracted with Swallen Investment Corp. to acquire the Old Synaptix assets. Mr. Harvey, in his personal capacity, represented to certain Synaptix Florida shareholders that they would receive stock in the Company in place of their Synaptix Florida shares; these representations and the existence of Synaptix Florida were not disclosed to the Board of Directors by Mr. Harvey until June, 1997. At that time, the Company wrote to the shareholders of Synaptix Florida to inquire as to their interest in exchanging their shares for Company stock, in anticipation of a projected merger of the two companies. No offer to exchange shares was made at that time. Since that date, the Company learned that Synaptix Florida had substantial undisclosed liabilities and has abandoned plans to merge the companies. In November 1997, the holders of record of Synaptix Florida shares were issued shares of common stock of the Company in exchange for Synaptix Florida stock. The stock was issued from Variable Resources, Inc., a company held by Alan W. Harvey, and the Synaptix Florida shares returned in exchange were canceled . There was no dilution of the Company's stock as a result of this transaction.

         Synaptix Florida is not currently conducting any operations. Alan W. Harvey remains the president of that company. The funds raised by Synaptix Florida apparently were expended in anticipation of acquisition of the assets. Mr. Harvey has alleged, on behalf of Synaptix Florida, that some portion of these funds were loaned or otherwise contributed to the Company. The Company cannot confirm any such loans or contributions of funds from Synaptix Florida.

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

Item 5.           Other Information

         Synaptix is terminating its employment agreements with all but one of its employees and is entering into independent contractor relationships in their stead for completion of the Eagle software project, pursuant to the terms of a Team Development Agreement. Due to the Company's lack of cash flow, the Company has been unable to meet its payroll obligations on a current basis, and was approximately six (6) weeks behind in wage payments. The employees and the Company have agreed to compromise these obligations by issuing cash and shares of common stock to Synaptix' employees in settlement of wage claims. The total number of shares to be issued is 52,125.

         Going forward, the Company will compensate its former employees as independent contractors. Each Team Member will be compensated at the rate of five hundred (500) shares of registered common stock of Synaptix for each week of services performed as verified and approved by the Team leader, Bob Tucker. The registered shares of common stock will be issued to the Team members who have satisfactorily performed twenty (20) hours of work for each weekly issuance of shares. The share certificates shall be issued within seven days of each month, or as soon thereafter as possible, following the period in which services were performed, for completion of the Eagle project. In the event that the Company's financial condition improves, it anticipates re-employing the independent contractors as full-time employees.

Item 6.           Director Resignation

     Mark F. Walz, a director of the Company, resigned effective as of February 3, 1998. Mr. Walz was elected in December 1996 and has served as a director since that time, until his resignation. There was no dispute or disagreement between the management of the Company or Mr. Walz. A copy of Mr. Walz' resignation letter is attached hereto as Exhibit 17.

Item 7.    Exhibits and Reports on Form 8-K

           A.       Exhibits

                    10(a) Synaptix Systems Corporation PROJECT EAGLE Development Team Agreement

                    10(b) Settlement Agreement and Release by and between Synaptix Systems Corporation and certain employees.

                    17       Letter of resignation of Mark F. Walz.

           B.       Reports on Form 8-K

                    None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                     SYNAPTIX SYSTEMS CORPORATION



Dated: February 26, 1998                By: /s/ Edward S. Fleming
                                              ----------------------
                                             Edward S. Fleming, President

                                                                   Exhibit 10(a)
                          Synaptix Systems Corporation
                                  PROJECT EAGLE
                           Development Team Agreement


         THIS AGREEMENT (the "Agreement") is made effective as of _______________, 1998, by and among SYNAPTIX SYSTEMS CORPORATION, a Colorado corporation ("Synaptix"), and the following employees of Synaptix working on the Eagle Development Team (collectively, the "Team Members" and individually a "Team Member"): BOB TUCKER ("Tucker"); LESLIE VARGAS ("Vargas"); DARYL ALLISON ("Allison"); DIANE CAMPBELL ("Campbell"); MIKE BURDEOS ("Burdeos"); CRAIG HAMILTON ("Hamilton"); GREG GLOVER ("Glover"); and FELIX BALDERAS ("Balderas").

         The parties to this Agreement agree as follows:

         1. Termination of Employment Agreements and Retention as Independent Contractors.

         1.1 In consideration of the covenants, terms, and conditions set forth herein, the parties agree that the employment agreements between Synaptix and the Team Members are hereby terminated effective as of _____________, 1998.

         1.2 During the term of this Agreement, the Team Member will furnish consulting services and advice as specifically requested by Edward S. Fleming, Synaptix' President. The services and advice will relate to work being done or planned by Synaptix in connection with the development of that certain computer program known as the Eagle Project, and will be within the area of the Team Member's technical competence.

         1.3 Each Team Member's services will be performed at Synaptix' facilities at the address set forth below, and such other places that are appropriate and are mutually agreed to by the Team Member and Synaptix.

         2.       Payment of Compensation.

         2.1 The compensation owed to the Team Members from December 15, 1997 through their last day of employment on ____________, 1998, is to be paid in full for salary earned by a combination of cash and shares of registered common stock of Synaptix, as set forth on Exhibit A attached hereto. For the purposes of this compensation, the common stock will be valued at one dollar ($1) per share.

         3.       Release by Team Members.

         3.1 Each Team Member shall release Synaptix from any and all liability arising from or relating to compensation and employment matters upon receipt of the cash and common stock described above. The release shall be in the form of Exhibit B attached hereto.

         4.       Restriction on Sale of Shares of Stock.

         4.1 Each of the Team Members agrees to refrain from selling the shares of registered common stock described on Exhibit A until after April 1, 1998; provided, however, that up to and including April 1, 1998, the company reserves the right to pay all back salary due the Team Member in cash. In such event, Synaptix agrees that it shall issue a stock certificate in the equivalent amount of shares and bearing a restrictive legend thereon, in exchange for the stock certificate evidencing registered and unrestricted shares of Synaptix common stock that the Team Member has received, and the Team Member agrees to submit the registered share certificate to Synaptix for cancellation and to accept the reissued share certificate bearing a restrictive legend.

         5.       Vargas and Tucker Employment.

         5.1 Team Members Vargas and Tucker shall have the option to continue as employees of the company under their current terms of employment. At the election of Vargas and Tucker, Synaptix and Vargas and Tucker shall enter into good faith negotiations to renegotiate their employment agreements.

         6.       Remaining Team Members as Independent Contractors.

         6.1 Synaptix understands and acknowledges that the Team Members other than Vargas and Tucker will pursue full time employment with other entities. Each of such Team Members agrees to work for Synaptix as an independent contractors and not as an employee of Synaptix. Each such Team Member understands and agrees that he or she has no power or authority to act for, represent, or bind Synaptix in any manner. Each such Team Member further acknowledges and agrees that he or she is not entitled to any medical coverage, life insurance, participation in company savings plan, or other benefits afforded to Synaptix' regular employees. If Synaptix is required to pay or withhold any taxes or make any other payment with respect to compensation payable to a Team Member, such Team Member will reimburse Synaptix in full for taxes paid, and permit Synaptix to make deductions for taxes required to be withheld from any sum due such Team Member.

         6.2 Each Team Member will dedicate a minimum of twenty hours (20) per week to the Eagle project. Each Team Member will be compensated at the rate of five hundred (500) shares of registered common stock of Synaptix for each week of services performed as verified and approved by the Team leader, Bob Tucker. The registered shares of common stock will be issued to the Team members who have satisfactorily performed twenty (20) hours of work for each weekly issuance of shares. The share certificates shall be issued within seven (7) days of each four (4) week period of services performed.

         7.       Reemployment of Independent Contractors.

         7.1 At such time as Synaptix and the Team Members determine that Synaptix is in a sufficiently sound financial position, Synaptix may offer to re-employ the Team Members as full-time employees of the company on terms to be mutually agreed to between Synaptix and the individual Team Member. In the event of such reemployment, in addition to their salary each such reemployed Team Member will receive a signing bonus of fifty thousand (50,000) shares of unregistered Synaptix stock, bearing a restrictive legend and subject to Rule 144 under the Securities Act of 1933. This stock will be issued to the reemployed Team Member no later than two (2) weeks after date of hire. In addition, the reemployed Team Member shall be eligible to participate in Synaptix employee stock purchase plan. The effective date of hire for this document will be retroactive to the date that the employee accepted the first employment offer ever received and the Company will bridge the employee's service commencing with the original date of employment.

         8.       No Employment Offer.

         8.1 Paragraph 7.1 notwithstanding, in the event that Synaptix elects not to offer re-employment to a Team Member after completion of the Eagle project, Synaptix Systems Corporation will issue to such Team Member a total of twenty five thousand (25,000) unregistered shares of Synaptix common stock bearing a restrictive legend and subject to Rule 144. The stock will be issued to said Team Member not later than two weeks after the completion date of the Eagle project. The purpose of these twenty five thousand shares of Rule 144 stock is incentive compensation for completing the software package with or without the possibility of future employment. This is the only option available for such Team Member, and is only applicable if Synaptix elects not to offer employment to such Team Member who has signed and agreed to the provisions of this Agreement.

         9.       Trade Secrets and Inventions; Inside Information.

         9.1 Each Team Member will treat as proprietary and confidential any information belonging to Synaptix or any third parties disclosed to such Team Member in the course of such Team Member's services. Such Team Member assigns and agrees to assign to Synaptix or Synaptix's nominee all rights in inventions or other proprietary information conceived by such Team Member during the term of this Agreement with respect to any work that such Team Member performs under this Agreement, including, but not limited to, any computer programs or programming.



         9.2 In the course of the performance of each Team Member's duties, it is expected that each Team Member will receive information that is considered material inside information within the meaning and intent of the federal securities laws, rules, and regulations. Each Team Member expressly agrees that he or she will not disclose this information directly or indirectly to any other person, nor use this information as a basis for advice to any other person concerning any decision to buy, sell, or otherwise deal in Synaptix' securities.

         10.      Miscellaneous.

                  10.1 Attorneys' Fees. If any legal action or any arbitration or other proceeding is brought for the enforcement of this Agreement, or because of an alleged dispute, breach, default or misrepresentation in connection with any of the provisions of this Agreement, the successful or prevailing party or parties shall be entitled to recover reasonable attorneys' fees and other costs incurred in that action or proceeding, in addition to any other relief to which it or they may be entitled.

                  10.2 Authority. Each person signing this document on behalf of a party hereto warrants that he has been duly authorized by such party to do so.

                  10.3 Legal Counsel. Each party hereto hereby acknowledges the receipt of advice of legal counsel prior to the execution hereof.

                  10.4 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which shall together constitute a single agreement, and this agreement shall become effective upon the execution of a counterpart hereof by each of the parties hereto.

                  10.5 Notices. All notices of communication required or permitted hereunder must be in writing and will be deemed to have been duly given if delivered personally, mailed by United States certified or registered mail, postage prepaid, return receipt requested, mailed by overnight courier, or sent by facsimile transmission (provided that any such facsimile transmission is promptly confirmed by delivering or mailing the original executed notice by one of the other methods provided for in this Subsection), to the parties at the following addresses:

                  (a)      If to Synaptix, addressed to:

                           Synaptix Systems Corporation
                           2450 South Shore Blvd., Suite 210
                           League City, Texas 77573
                           Attn:  Edward S. Fleming, President
                           Facsimile No.:  (281) 334-0307

                  (b)      If to Team member, addressed to:

                           -------------------------------------

                           -------------------------------------

                           -------------------------------------

                           Facsimile No.:_______________________

Any such notice or communication that is addressed as provided in this Subsection will be deemed given (a) upon delivery, if delivered personally, (b) on the third business day after deposit in a regular depository of the United States mail, if delivered by United States mail, (c) the day of transmission, if delivered by facsimile transmission, provided that confirmation is promptly sent, unless such transmission is sent after 3:00 p.m., local time of the receiving party, or on a day which is not a business day of the receiving party, in which case such transmission will be deemed given on the first business day after the transmission, and (d) on the first business day of the receiving party after the delivery to the courier, if delivered by overnight courier. Any party from time to time may change its address for the purpose of this provision by furnishing a notice in accordance with this Subsection, but no such notice will be deemed to have been given until it is actually received by the party sought to be charged with the contents thereof.

                  10.6 Governing Law. This Agreement shall be construed in accordance with the laws of the State of Texas, without regard to the principles of conflicts of law embodied therein that might refer construction of such provisions to the laws of another jurisdiction.

                  10.7  Captions.   The  captions  in  this  Agreement  are  for
convenience of reference only, and shall not be considered a part hereof or be given any effect in the construction or interpretation of this Agreement.

                  10.8 Severability. If any provision of this Agreement is invalid, illegal or unenforceable, the balance of this Agreement shall remain in full force and effect and this Agreement shall be construed in all respects as if such invalid, illegal or unenforceable provision were omitted.

         IN WITNESS WHEREOF, the parties have executed this Agreement on the date first set forth above.


Synaptix:

SYNAPTIX SYSTEMS CORPORATION


By:___________________________
      Edward S. Fleming, President


Team Members:


------------------------------            ----------------------------
BOB TUCKER                                         LESLIE VARGAS


------------------------------            ----------------------------
FELIX BALDERAS                                     DARYL ALLISON


------------------------------            ----------------------------
DIANE CAMPBELL                                     MIKE BURDEOS


------------------------------            ----------------------------
CRAIG HAMILTON                                     GREG GLOVER





Attachments:

Exhibit A -- Compensation Schedule
Exhibit B -- Release Agreement

                           DEVELOPMENT TEAM AGREEMENT
                                    EXHIBIT A


                                                                                              $1 for $1
          Employee                                  Payroll Owed                           Stock Certificate
------------------------       ---------------------------------------------------        -------------------
Felix Balderas                 Last day Dec. 19th.  Due last week worked                         1076
                               less vacation hours that were taken in advance
                               of accruing them.
Diane Campbell                 Last day Jan. 16th.  Due contractual agreement                    5884
                               of one month.
Greg Glover                    Last day Jan. 2nd.  Due contractual agreement                     2900
                               of three weeks pay.  Received $850 cash towards
                               that amount.
Mark Orr                       Last day Jan 16th.  Due contractual agreement of                  4716
                               five weeks pay.  Received $1,000 cash towards
                               that amount.
Daryl Allison                  Last day Jan. 26th.  Due contractual agreement                    6990
                               of six weeks.  Received $1,000 cash towards
                               that amount.
Craig Hamilton                 Last day worked Feb. 6th.  Due contractual                        8721
                               agreement of eight weeks.  Received $1,000
                               towards that amount.
Mike Burdeos                   Last day worked Jan. 26th.  Due contractual                       8438
                               agreement of six weeks.  Received $1,000
                               towards that amount.
Bob Tucker                     Last day worked Jan. 26th.  Due contractual                       9731
                               agreement of six weeks.
Leslie Vargas                  Still employed by Synaptix Systems Corporation.                   3669
                               Due contractual agreement of one month in back
                               pay.  Received $1,000 towards that amount.
Total Owed                                                                                     52,125

                                                                  Exhibit 10(b)
                        SETTLEMENT AGREEMENT AND RELEASE
                                    EXHIBIT B

         This Release Agreement (this "Agreement") is made and entered into as of the ____ day of ________________, 1998, by and between SYNAPTIX SYSTEMS
CORPORATION,       a      Colorado       corporation       ("Synaptix")      and
_____________________________, an individual ("Employee").

                                    RECITALS

         A. Synaptix is a company engaged in the business of developing and marketing computer programs. Employee is an employee of Synaptix.

         B. The parties to this Agreement intend and desire to effect and accomplish a full and final settlement of the claims and issues existing between them arising out of the termination of Employee's employment by Synaptix.

         C. The parties to this Agreement now desire to enter into a full and complete settlement of all disputes by providing certain payments, taking certain actions and entering into certain covenants as set forth below to completely discharge any and all claims and potential claims between them.

                                    AGREEMENT

         NOW THEREFORE, it is agreed by and between the parties as follows:

         1. Resignation of Employee. Employee hereby resigns as an employee of Synaptix, effective as of _________________, 1998.

         2. Development Team Agreement. Synaptix and Employee shall enter into a development team agreement (the "Development Team Agreement") in the form attached hereto as Exhibit A and incorporated herein by this reference.

         3. Representations and Warranties of Parties. Each party hereby represents and warrants to each other party as follows:

                  3.1 He, she, or it has not transferred, assigned or otherwise subrogated or conveyed any of his, her or its interest in any of the claims which are the subject matter of this Agreement to any person or entity not a party to this Agreement;

                  3.2 He, she or it has obtained all such approvals and authorizations as are necessary or appropriate to the execution, delivery and performance of this Agreement by it, including the consents of shareholders, directors, partners or joint venturers, where applicable, and this Agreement has been validly executed and delivered by him, her or it and is binding upon and enforceable against him, her or it in accordance with its terms; and

                  3.3 Except for the parties to this Agreement, he, she or it has no knowledge that any other person or entity has any right or interest in or to the subject matter of this Agreement.

                  3.4 Each party to this Agreement hereby indemnifies and holds the other party harmless from and against any liability, loss, claims, demands, damages, costs or expenses incurred, or attorneys' fees paid, by the other party as a result of the incorrectness of any of their respective representations and warranties contained in paragraphs 6.1 through 6.3, inclusive, of this Section.

         4. Covenants and Releases. For valuable consideration as recited above and the receipt of which is hereby acknowledged, the parties to this Agreement covenant and promise as follows:

                  4.1      Definitions.

                           (a) For purposes of this section, the term "party" or
"parties" shall mean:

                  (i) on the one hand, Employee, together with his respective agents, heirs, successors, personal representatives and assigns; and

                  (ii) on the other hand, Synaptix, together with its respective past and present officers (other than Employee), directors, agents, employees, servants, successors and assigns.

                           (b)      The use of the term "party" or "parties"
herein shall be inclusive, and usage of the singular shall in every case also incorporate the collective meaning set forth above.

                  4.2 Mutual Releases. Except for the performance of the undertakings set forth herein and in the Development Team Agreement attached hereto as Exhibit A, each party to this Agreement does hereby release and forever discharge each other party from any and all claims, demands, damages, actions, causes of action, defenses and liabilities, of any kind whatsoever, whether in law or in equity, whether contractual, common law, statutory, federal, state or otherwise, whether known or unknown, whether suspected to exist or not, which the parties now have, had or hereafter may have or claim to have, by reason of any acts, omissions, transactions, or occurrences prior to the date hereof arising out of Employee's employment by Synaptix and his actions as an officer and director of the company.

                  4.3 General Release. Each of the parties to this release may have claims by reason of acts, omissions, transactions or occurrences prior to the date hereof against the other party, of which, at the time this agreement is executed, the releasing party has no knowledge or suspicion. Except for the performance of the undertakings expressly set forth herein and in the Development Team Agreement, each party hereby agrees and represents that this Agreement is specifically intended to, and does, extend to any and all such claims that are based upon or arise out of the employment of Employee by Synaptix and his actions as an officer and director of the company, whether or not known, claimed, or suspected by such party and, therefore, each party hereby expressly waives any statutory protection with respect to the limited claims described in this sentence against unknown claim, regardless of whether or not knowledge of such unknown claims may have materially affected such party's decision.

                  4.4 No Admission of Liability. The parties to this Agreement, and each of them, agree and acknowledge that nothing contained in this Agreement, nor the settlement which led to it, is intended to be, nor shall it be deemed, construed or treated in any respect as, an admission of liability.

                  4.5 Scope of Release. This Agreement shall apply to and be binding upon the respective officers, directors, agents, employees, servants, successors, attorneys, heirs and assigns, if any, of each party to this Agreement.

         5.       Miscellaneous.

                  5.1 Attorneys' Fees. If any legal action or any arbitration or other proceeding is brought for the enforcement of this Agreement, or because of an alleged dispute, breach, default or misrepresentation in connection with any of the provisions of this Agreement, the successful or prevailing party or parties shall be entitled to recover reasonable attorneys' fees and other costs incurred in that action or proceeding, in addition to any other relief to which it or they may be entitled.

                  5.2 Authority. Each person signing this document on behalf of a party hereto warrants that he has been duly authorized by such party to do so.

                  5.3 Legal Counsel. Each party hereto hereby acknowledges the receipt of advice of legal counsel prior to the execution hereof.

                  5.4 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which shall together constitute a single agreement, and this agreement shall become effective upon the execution of a counterpart hereof by each of the parties hereto.

                  5.5 Continuing Obligations. None of the releases contained herein shall be construed to release any party from any obligation arising hereunder or under the Development Team Agreement.

                  5.6 Confidentiality. The parties agree that they shall each keep the terms of this Settlement Agreement confidential, and shall not disclose the same to any third party except as may be required by law or judicial process.

                  5.7 Fees and Expenses. Each party will pay their respective fees, expenses and disbursements incurred in connection with the subject matter of this Agreement and any amendments thereto.

                  5.8 Notices. All notices of communication required or permitted hereunder must be in writing and will be deemed to have been duly given if delivered personally, mailed by United States certified or registered mail, postage prepaid, return receipt requested, mailed by overnight courier, or sent by facsimile transmission (provided that any such facsimile transmission is promptly confirmed by delivering or mailing the original executed notice by one of the other methods provided for in this Subsection), to the parties at the following addresses:

                  (a)      If to Synaptix, addressed to:

                           Synaptix Systems Corporation
                           2450 South Shore Blvd., Suite 210
                           League City, Texas 77573
                           Attn:  Edward S. Fleming, President
                           Facsimile No.:  (281) 334-0307

                  (b)      If to Employee, addressed to:

                           -------------------------------------

                           -------------------------------------

                           -------------------------------------

                           Facsimile No.:_______________________

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

                  5.9 Governing Law. This Agreement shall be construed in accordance with the laws of the State of Texas, without regard to the principles of conflicts of law embodied therein that might refer construction of such provisions to the laws of another jurisdiction.

                  5.10 Captions. The captions in this Agreement are for convenience of reference only, and shall not be considered a part hereof or be given any effect in the construction or interpretation of this Agreement.
                  5.11 Severability. If any provision of this Agreement is invalid, illegal or unenforceable, the balance of this Agreement shall remain in full force and effect and this Agreement shall be construed in all respects as if such invalid, illegal or unenforceable provision were omitted.

                  5.12 Entire Agreement. This Agreement contains the entire understanding of the parties and supersedes any prior written or oral agreements or understandings between them concerning the subject matter set forth above. There are no representations, warranties, covenants, promises, agreements, arrangements, or understandings, oral or written, express or implied between the parties hereto relating to the subject matter set forth above which have not been fully expressed herein. The terms and provisions of this Agreement may be altered, amended or modified only by a written instrument executed by the party sought to be bound by such alteration, amendment or modification.

                  5.13 Binding Effect. This Agreement shall be binding on, and shall inure to the benefit of, the parties to it and their respective heirs, legal representatives, successors, and assigns. No party shall transfer or assign any rights or obligations hereunder without the prior written consent of the other party thereto.

         IN WITNESS WHEREOF, the parties have executed this Settlement Agreement and Release on the date first set forth above.

"Synaptix:"                                   "Employee:"

SYNAPTIX SYSTEMS CORPORATION


                                             _____________________________
By:___________________________
   Edward S. Fleming, President                           (Print Name)

                                                                    Exhibit 17
                                  MARK F. WALZ
                               1127 GLOURIE DRIVE
                              HOUSTON, TEXAS 77055



February 3, 1998



Mr. Matthew Hutchins
Chairman of the Board
Synaptix Systems Corporation
1900 Preston Road, Suite 267
Plano, Texas 75093

Mr. Daniel A. Gillett
Director and Chief Executive Officer
Synaptix Systems Corporation
1900 Preston Road, Suite 267
Plano, Texas 75093

Colonel Edward S. Fleming
Director and Acting President
Synaptix Systems Corporation
2450 South Shore Boulevard, Suite 210
League City, Texas 77573

VIA CERTIFIED MAIL

Dear Gentlemen:

As you may know, I have assumed a new position and consequently, effective immediately, I am no longer able to devote the time necessary to function as a board member of Synaptix. I trust that each of you will fulfill your fiduciary duties to the shareholders of Synaptix, including filing of Form 8-K, if necessary, reflecting my resignation from the Board. I wish each you continued success.

Sincerely,

/s/ Mark F. Walz
Mark F. Walz