Form 10QSB
period 1998-03-31
SYNAPTIX SYSTEMS CORP
filed 1998-05-26
CIK 817125

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(MARK ONE)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-------
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1998

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the Transition period from                    to
                       Commission File Number: 33-15097-D
                          SYNAPTIX SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

                 Colorado                               84-10457105
         (State or other Jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                Identification Number)


           18333 Egret Bay Boulevard
            Suite 270, Houston, Texas                          77058
       (Address of Principal Executive Offices)               (Zip Code)

       Registrant's telephone number, including area code: (281) 335-4964

         2450 South Shore Boulevard
         Suite 210, Houston, Texas   77573         (281) 334-0405
          (Former Address, Zip Code, and Telephone Number)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes    X         No

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.003 Par Value                      15,665,492
                                      (Shares outstanding as of March 31, 1998)

Transitional Small Business Disclosure Format (Check One)   Yes       No     X

                          SYNAPTIX SYSTEMS CORPORATION
                          (A Development Stage Company)
                 QUARTERLY REPORT ON FORM 10-QSB FOR THE INTERIM
                           PERIOD ENDED March 31, 1998

                                TABLE OF CONTENTS
                                                                         Page
                                                                        Number
Part I.   Financial Information

Item I.   Financial Statements

          Balance Sheets at March 31, 1998 and June 30, 1997............... 4

          Statements of Operations for the Nine Months Ended March 31, 1998
          and 1997..........................................................5

          Statements of Changes in Stockholders' Deficit for the Year Ended
          June 30, 1997 and Nine Months Ended March 31, 1998................6

          Statements of Cash Flows for the Nine Months Ended March 31,
          1998 and 1997.....................................................7

          Notes to  Financial Statements....................................8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................8

Part II.  Other Information

Item 1.   Legal Proceedings.................................................12

Item 2.   Disposition of Assets.............................................12

Item 5.   Other Information ................................................13

          Subsequent Events.................................................14

Item 6.   Resignation of Directors..........................................15

Item 7.   Exhibits and Reports on Form 8-K..................................15

          Signatures........................................................15

                                 SMITH & COMPANY
                          A PROFESSIONAL CORPORATION OF
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
     CERTIFIED PUBLIC ACCOUNTANTS             E-MAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Shareholders
Synaptix Systems Corporation
Houston, Texas

The accompanying balance sheet of Synaptix Systems Corporation as of March 31, 1998 and the related statements of operations, and cash flows for the nine months ended March 31, 1998 and 1997 and shareholders' deficit for the nine months ended March 31, 1998 were not audited by us and, accordingly, we do not express an opinion on them.

The balance sheet as of June 30, 1997 and the statement of stockholders' deficit for the year ended June 30, 1997 were audited by us and we expressed an unqualified opinion on them in our report dated October 7, 1997 which also contained a going concern paragraph, but we have not performed any auditing procedures since that date.


                                                      /s/ Smith & Company
                                                 CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
May 11, 1998

                          SYNAPTIX SYSTEMS CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets



                                                                                   March 31, 1998         June 30, 1997
                                                                                     (Unaudited)            (Audited)
                                                                                  -----------------     -----------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                    $           1,563     $             989
     Prepaid expenses                                                                         4,812                72,770
                                                                                  -----------------     -----------------

                                                          Total Current Assets                6,375                73,759

PROPERTY, PLANT, & EQUIPMENT                                                                 86,769               100,873
                                                                                  -----------------     -----------------

                                                                  Total Assets    $          93,144     $         174,632
                                                                                  =================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:

     Accounts payable and accrued liabilities                                     $         377,642     $         163,373
     Loans payable - related parties                                                        433,093                     0
     Current portion of lease                                                                     0                 1,099
                                                                                  -----------------     -----------------

                                                     Total Current Liabilities              810,735               164,472
     Long-term lease                                                                              0                 1,239
                                                                                  -----------------     -----------------
                                                             Total Liabilities              810,735               165,711

Stockholders' Equity (Deficit):

     Preferred Stock - $1 par value 10,000,000  shares  authorized;
         0 shares of
         Series A Voting Preferred Stock
         outstanding at March 31, 1998 and June 30, 1997                                          0                     0

     Common Stock - $.003 par value,  25,000,000 shares  authorized;
         15,665,492
         shares issued and outstanding at March 31, 1998
         and 15,473,700 shares issued and outstanding at June 30, 1997                       46,996                46,421

     Additional paid-in capital                                                           5,448,227             5,337,647
     Retained earnings (deficit)                                                         (6,012,814)           (5,175,147)
     Stock subscription receivable                                                         (200,000)             (200,000)
                                                                                  -----------------     -----------------

                                          Total Stockholders' Equity (Deficit)             (717,591)                8,921
                                                                                  -----------------     -----------------

                                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $          93,144     $         174,632
                                                                                  =================     =================


               See Accompanying Notes to the Financial Statements.

                          SYNAPTIX SYSTEMS CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                             Nine Months Ended
                                                                                                 March 31,
                                                                                        1998                  1997
                                                                                     (Unaudited)           (Unaudited)
                                                                                  -----------------     -----------------
REVENUES                                                                          $               0     $               0

Cost and Expenses:                                                                          837,667                76,026
                                                                                  -----------------     -----------------

                                                      Total Costs and Expenses              837,667                76,026
                                                                                  -----------------     -----------------

Income (loss) from Continuing Operations:                                                  (837,667)              (76,026)

     Income tax expense (benefit)                                                                 0                     0
                                                                                  -----------------     -----------------

                                                             Net Income (Loss)    $        (837,667)    $         (76,026)
                                                                                  =================     =================

                                                       Income (Loss) Per Share    $            (.05)    $            (.14)
                                                                                  =================     =================




               See Accompanying Notes to the Financial Statements.

                          SYNAPTIX SYSTEMS CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                    For Year Ended June 30,1997 (audited) and
                    For the Nine Months Ended March 31, 1998
                                   (unaudited)


                                                                                                                          Total
                                                                                            Additional     Retained    Stockholders'
                                             Common                     Preferred             Paid-In      Earnings      Equity
                                    Shares          Amount        Shares         Amount       Capital      (Deficit)      (Deficit)
                                   ----------     -----------   ----------    -----------   -----------   -----------    ----------

BALANCES AT JUNE 30, 1996              39,668     $       119      174,865    $   174,865   $ 4,610,729   $(4,826,922)   $  (41,209)

Sale of restricted common stock
   for cash                         1,217,500           3,652                                                                 3,652
Issuance of restricted common stock
   for expenses                        58,334             175                                    20,825                      21,000
Issuance of common stock for
   preferred shares                   174,865             525     (174,865)      (174,865)      174,340
Sale of common stock (Regulation
   S) for stock subscription        2,000,000           6,000                                   194,000
Sale of common stock (S-8) for
   cash and services                6,750,000          20,250                                   251,500                     271,750
Sale of restricted common stock for
   cash, assets, and expenses       2,250,000           6,750                                    27,000                      33,750
Issuance of restricted common stock
   for assets and expenses          3,000,000           9,000                                    69,203                      78,203
Cancellation of restricted stock      (16,667)            (50)                                   (9,950)                    (10,000)

Net loss                                                                                                     (348,225)     (348,225)
                                   ----------     -----------   ----------    -----------   -----------   -----------    ----------

BALANCES AT JUNE 30, 1997          15,473,700          46,421            0              0     5,337,647    (5,175,147)        8,921

Sale of restricted common stock for
   cash                                20,000              60                                    15,940                      16,000
Issuance of restricted common stock
   to pay accounts payable            100,000             300                                    16,749                      17,049
Cancellation of restricted stock       (6,333)            (19)                                                                  (19)
Issuance of common stock (S-8)
   for services                        78,125             234                                    77,891                      78,125

Net loss                                                                                                     (837,667)     (837,667)
                                   ----------     -----------   ----------    -----------   -----------   -----------    ----------

BALANCES AT March 31, 1998         15,665,492     $    46,996            0    $         0   $ 5,448,227   $(6,012,814)   $ (717,591)
                                   ==========     ===========   ==========    ===========   ===========   ===========    ==========


               See Accompanying Notes to the Financial Statements.

                          SYNAPTIX SYSTEMS CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                      March 31,
                                                                                             1998                  1997
                                                                                      ------------------    ------------------
CASH FLOWS OPERATING ACTIVITIES:
     Net (loss)                                                                       $         (837,667)   $          (76,026)
     Adjustments to reconcile net (loss) to net cash used in
         operating activities:
              Depreciation                                                                        22,079                     0
              Stock issued for expenses                                                           78,125                21,000
     Changes in Assets and Liabilities:
              Prepaid expenses                                                                    67,958                     0
              Accounts payable and accrued expenses                                              231,299                31,207
                                                                                      ------------------    ------------------

                                              Net Cash Used by Operating Activities             (438,206)              (23,819)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                                                        (7,975)                    0
                                                                                      ------------------    ------------------

                                              Net Cash Used by Investing Activities               (7,975)                    0

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                                                         16,000                 3,652
     Loans                                                                                       433,093                23,900
     Loan repayments                                                                              (2,338)                    0
                                                                                      ------------------    ------------------
                                          Net Cash Provided by Financing Activities              446,755                27,552
                                                                                      ------------------    ------------------

                                                               Net Increase in Cash                  574                 3,733

CASH AT BEGINNING OF YEAR                                                                            989                     0
                                                                                      ------------------    ------------------

CASH AT END OF PERIOD                                                                 $            1,563    $            3,733
                                                                                      ==================    ==================

SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid                                                                    $               46    $                0
     Income taxes paid                                                                                 0                     0
                                                                                      ------------------    ------------------

                                                                                      $               46    $                0
                                                                                      ==================    ==================



               See Accompanying Notes to the Financial Statements.

                          SYNAPTIX SYSTEMS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998


1.       Basis of Presentation

         The financial statements of Synaptix Systems Corporation (the "Company"), included herein, are unaudited for all periods ended March 31, 1998 and 1997. They reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the audited financial statements for the years ended June 30, 1996 and 1997, which are included in the Company's annual report. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

2.       Earnings per Common and Common Equivalent Share

         Earnings per common and common equivalent share is based on the average number of common shares and dilutive common share equivalents outstanding for the nine months ended March 31, 1998 and 1997.

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

Introduction

         During the period ended March 31, 1998, the Company had been engaged in the development of software products which were directed to the retail consumer market, and certain of the Company's software products were directed to the corporate market. With respect to the Company's corporate software products, the Company had anticipated that it would be able to provide related systems integration and networking services in connection with the license of its corporate software products. In March 1998, management entered into an agreement to sell all of its right, title and interest in its intellectual property and reposition itself as a company engaged in the oil and gas services industry.
         In March 1998, the Company commenced negotiations with Mobilelink Communications, Inc. ("Mobile") and entered into an agreement to sell to Mobile all of its right, title and interest in and to all of the intellectual property (its "Intellectual Property" and other software assets of Synaptix (collectively, its "Acquired Assets"). In consideration for the sale of these assets by the Company, Mobile will pay to Synaptix, an amount equal to five percent of Mobile's gross sales of the Intellectual Property, payment of which shall be made within 30 days after the end of each quarter, beginning with the quarter ending June 30, 1998, provided however, that if the gross sales as determined above, do not equal at least $200,000 within 24 months from the closing date of the transaction, then the Acquired Assets will be returned to Synaptix. The decision to sell these assets and retain a royalty interest was based upon the fact that the Company believes that Mobile has the resources and funding to develop the intellectual property and software and deliver the product to market in a more timely manner, which the Company did not have. See
Item 2 "Disposition of Assets."

         The Company also entered into a Purchase and Sale Agreement dated March 12, 1998, to purchase all of the outstanding capital stock of Frontier Services, Inc. ("Frontier") from Dickie McGehee and Denise McGehee, the sole stockholders of Frontier. The consideration to be paid for the stock of Frontier at the Closing is a Promissory Note in the aggregate principal amount equal to an amount that is the product of the Net Profits before Income Taxes of Frontier as of December 31, 1997, multiplied by 4.2, up to an aggregate of $3,024,000. The Promissory Note was executed on March 12, 1998, and matures on July 13, 1998 (its "Closing Date"). The Promissory Note is payable by exchange of the principal of the note for common stock of the Company, and, in certain instances, up to $1,000,000 in cash, as described below. The shares of common stock will be valued at the mean between the bid price and the ask price on the last trading date before the maturity of the Promissory Note. At the Closing Date, the stockholders of Frontier may elect to take cash in any amount up to $1,000,000 and the balance of the principal is payable in common stock based on the above established stock price. The purchase price will be adjusted by mutual agreement if the current ratio of Frontier is less than 2:1 on the Closing Date Balance Sheet with the Current Assets Cash being at least $175,000. The Company has the right to terminate the Agreement and cancel the Promissory Note if this condition is not met. Upon the closing of this acquisition, which is anticipated to occur on the Closing Date, Frontier will operate as a wholly-owned subsidiary with current remaining management in place.

         Frontier is an oilfield service company located in Alice, Texas, and is engaged in the high pressure testing of tubular pipe, pipelines and valve assemblies in the oil and gas industry. Frontier also provides complimentary services which include torque control, thread cleaning and steam cleaning. Frontier markets its services to major oil companies and independent oil companies in the United States. Frontier's revenues for the year ended December 31, 1997 were $2.1 million, with a net income of $700,000. Frontier has been in the oil field service business since 1986. See Item 5. Other Information -Subsequent Events - Acquisition of Frontier Services, Inc."

         The Company had a working capital deficiency at March 31, 1998, and subsequent thereto, and is uncertain of its ability to raise sufficient funds to meet its capital commitment for the transaction described in the preceding paragraph and to otherwise meet its funding needs.

         The Company continues to be a development stage company, but is repositioning itself as a company engaged in the oilfield service industry.

         The following discussion is included to describe the Company's financial position and results of operations for the nine months ended March 31, 1998 an 1997, respectively. The financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Results of Operations

         Analysis of Nine Months ended March 31, 1998 Compared to Nine Months ended March 31, 1997

         Costs and expenses for the nine months ended March 31, 1998 increased significantly compared to the same period in 1997. The Company recorded a net loss of $837,667, or a ($.05) loss per share for the nine months ended March 31, 1998, compared with a net loss of $76,026, or a ($.14) loss per share for the same period in 1997. The Company incurred expenses in the amount of $837,667 related to general and administrative costs associated with the development of its software for the nine months ended March 31, 1998. The Company did not conduct any business operations for the nine months ended March 31, 1997.

         Revenues

         The Company did not record any revenues for the nine months ended March 31, 1998 or 1997, respectively. During these periods, the Company borrowed funds to pay for working capital expenditures.

         Management anticipates that the acquisition that is currently in progress, if consummated, will generate sufficient revenues. Management is currently negotiating with other parties to acquire other assets which it believes will enable the Company to finance future operations and fund additional acquisitions. Management anticipates that the Company's funding requirements for the next six months will be in the range of approximately $1 million. This funding would include the purchase price and costs associated with the acquisition of Frontier. The Company may seek such financing from venture capital sources or through a subsequent public issuance of stock, if necessary, or other sources. There can be no assurance that the Company will be successful in raising such funds.

         Financial Condition

         The  Company   continues  to  be  in  a  development   stage,  and  the
information, financial statements and notes to the financial statements have been prepared on the premise that it will be successful in raising additional capital and continue as a going concern. The Company anticipates that capital expenditures to acquire the assets noted above will be approximately $1,000,000. Management also believes that it has identified private sources of capital which will provide sufficient working capital during the next six months. Management has not made a final decision as to which avenue it will take to secure funds for working capital. There can be no assurance that the Company will be able to raise sufficient additional capital to achieve these objectives or meet its working capital needs.

         General and Administrative Expenses

         General and administrative expenses were $837,667 and $76,026 for the nine months ended March 31, 1998 and 1997, respectively, an increase of $761,641. This increase was attributable to expenses incurred for administrative, legal, accounting expenses and other expenses associated with the development of its software.

         Loss from Operations

         The Company had an operating loss of $837,667 for the nine months ended March 31, 1998 and $76,026 for the same period in 1997. The loss for the period ended March 31, 1998, was the result of operating expenses incurred in the development and production of the Eagle software product, in addition to general and administrative costs.

         Income Taxes

         The Company had no income tax expense. As of March 31, 1998, the Company had net operating loss carryfowards of approximately $4,151,000. The utilization of net operating carryforwards will be severely limited as determined pursuant to applicable provisions of the Internal Revenue Code and U.
S. Treasury regulations thereunder.

         Net Loss

         The Company had a net loss of $837,667 for the nine months ended March 31, 1998, compared with a net loss of $76,026 for the same period in 1997. The net loss for the nine months ended March 31, 1998 was attributable to an increase in administrative operating expenses. The increase in expenditures in administrative expenses was anticipated under the Company's operating plan following the acquisition of the software products.

         Liquidity and Capital Resources

         There were no recorded revenues for the nine months ended March 31, 1998. At March 31, 1998, the Company maintained a negative liquidity position which is evidenced by a current ratio of .01 to 1. In the event the Company is successful in acquiring Frontier, capital commitments at this time are estimated to be approximately $1.0 million within the next six months. Management will continue to restructure the Company and seek acquisitions in order to increase the Company's current ratio and liquidity, and generate capital which would provide cash flow for future operations and expansion.

         At March 31, 1998, the Company had a working capital deficiency of $804,360, compared to a working capital deficiency of $92,583 at March 31, 1997. Subsequent to March 31, 1998, the Company's working capital deficiency has continued to increase. The cash balance at March 31, 1998 was approximately $1,563, and at March 31, 1997, was approximately $3,733.

         Cash used by operations totaled $428,206 for the nine months ended March 31, 1998, compared to $23,819 for the same period in 1997. Cash used in investing activities for the nine months ended March 31, 1998 was approximately $7,975. Cash provided by financing activities during the nine months ended March 31, 1998 totaled $446,755, which included the proceeds from the sale of stock and the borrowing of funds.

         The Company holds two promissory notes from investors, each in the amount of $100,000, which were due and payable on November 15, 1998, but were not paid. These promissory notes were for the purchase of a total of 2,000,000 shares of common stock. The promissory notes are being canceled and 2,000,000 shares will be returned to the treasury.

         Analysis of Nine Months ended March 31, 1997 Compared to Nine Months ended March 31, 1996

         During the nine months ended March 31, 1997, the Company had no active operations, $3,733 in cash, a working capital deficit of $92,583, and accumulated losses of $4,902,948. The Company was considering entering into the computer technology industry, and a management change. The Company continued to seek acquisition and merger candidates with an emphasis in the area of computer related technologies. Management believed that an acquisition of this nature would provide an opportunity to enhance shareholder value.

         Liquidity and Capital Resources

         At March 31, 1997, and 1996, respectively, the Company maintained a negative liquidity position. The Company had ceased all operations and was looking for an acquisition candidate.


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

         This action arises out of the attempted sale by Alan Harvey of 100,000 shares of Synaptix stock represented by a canceled stock certificate. Harvey had previously represented to Synaptix and its transfer agent that the stock certificate had been lost, and arranged for a replacement certificate to be issued to him. Shortly before Harvey's resignation as president, and unknown to Synaptix, Harvey deposited the canceled certificate in his personal account at Charles Schwab & Co. A portion of the shares were sold before Schwab representatives contacted the transfer agent for re- registration and verification of the certificate. After the transfer agent advised Schwab that the certificate had been canceled, Schwab acquired other shares in the market to cover the shares sold which were represented by the canceled certificate . Schwab alleges that Harvey intentionally misrepresented the canceled certificate as a valid certificate. Because Harvey was then president of Synaptix, Schwab claims that Synaptix is liable for Harvey's actions. Synaptix has denied all of Schwab's allegations, and maintains that Harvey acted in his own capacity and not as an agent of the Company, and that Schwab's loss was a result of its own negligence. Synaptix has also assumed the defense of Signature Stock Transfer, Inc., who Schwab has alleged wrongfully refused to transfer Harvey's canceled certificate. The Company has reached a settlement agreement in principal. Management does not believe that this action will have a material adverse effect on the Company.


Item 2.           Disposition of Assets

         The Company has entered into an Asset Purchase Agreement with Mobile to sell Mobile acquired Assets owned, licensed or otherwise used in the business conducted by Synaptix for the computer programming code and software owned by Synaptix including the "Field Express" and the "Eagle" ("Interact") programs software, and all trademarks with respect to or related to the Intellectual Property and various related property.

         Mobile will pay to Synaptix for the Acquired Assets, an amount equal to five percent of Mobile's gross sales of the Intellectual Property, payment of which shall be made within 30 days after the end of each quarter, beginning with the quarter ending June 30, 1998, provided however, that if the gross sales as determined above, do not equal at least $200,000 within 24 months from the closing date of the transaction, then the Acquired Assets will be returned to Synaptix. A copy of the Asset Purchase Agreement by and between the Company and Mobile is attached hereto as Exhibit 2.

         Neither Mobile, nor any of its officers or directors are affiliates of the Company.

                  Termination of Employment Contracts

         The Company terminated its employment agreements with all but one of its employees and entered into independent contractor relationships with certain former employees in their stead for completion of the Eagle software project, pursuant to the terms of a Team Development Agreement. Due to the Company's lack of cash flow, the Company was unable to meet its payroll obligations, and was approximately six (6) weeks behind in wage payments. The employees and the Company mutually agreed to compromise these obligations by issuing cash and shares of common stock to its former employees in settlement of wage claims. The total number of shares issued to the former employees for services rendered during this period was 52,125.

         During the period ended March 31, 1998, the Company agreed to compensate its former employees as independent contractors. The terms of the agreement were such that each Team Member is to be compensated at the rate of five hundred (500) shares of registered common stock of Synaptix for each week of services performed as verified and approved by the Team leader, Robert Tucker. The registered shares of common stock will be issued to the Team members who have satisfactorily performed twenty (20) hours of work for each weekly issuance of shares. The share certificates are required to be issued within seven days of each month, or as soon thereafter as possible, following the period in which services were performed, for completion of the Eagle project. A total amount of eight thousand seven hundred fifty (8,750) shares of registered common stock have been set aside for distribution to those independent contractors who have performed services for the Company during this period. As a result of the sale of the intellectual property and software to Mobile, the agreements have been terminated effective as of March 31, 1998. with certain of the independent contractors being retained by Mobile in its endeavor to develop the software.

Item 5.           Other Information

                  Change in Management

         Mr. Peter C. Vanucci was elected to serve as a director and Chairman of the Board in addition to the position of Chief Executive Officer commencing March 26, 1998. Mr. Vanucci will receive annual compensation of $125,000, commencing on May 15, 1998, with the stated compensation being accrued until such time as sufficient funds are available.

     Mr. J. Thomas McManamon was also elected to serve as a member of the board of directors on May 13, 1998. Messrs. Vanucci and McManamon will fill two of the three vacancies on the board.

     Ms. Virginia M. Lazar was also elected to serve as Executive Vice President and Corporate Secretary on May 13, 1998. Mr. Edward S. Fleming, in addition to his responsibilities as President, was also elected to serve as the Company's Chief Operating Officer. Ms. Lazar and Mr. Fleming will receive annual compensation of $90,000 and $96,000, respectively, commencing on May 15, 1998, with the stated compensation being accrued until such time as sufficient funds are available.

                  Planned Change in Corporate Name

         An Assumed Name Certificate for Synaptix Systems Corporation was filed with the Office of the Secretary of State of the State of Texas on May 13, 1998, to enable the Company to conduct business under the name Affiliated Resources Corporation. A proposal will be made for approval of a change of the Company's name as Affiliated Resources Corporation will be presented at the 1998 Annual Meeting of Shareholders.

         Stock Grants to Officers

         On May 13, 1998, the Board of Directors granted options to its executive officers to purchase the common stock of the corporation at an option price of $.50 per share. Mr. Vanucci was granted an option to purchase up to one million (1,000,000) shares of common stock; Ms. Lazar was granted an option to purchase up to five hundred thousand (500,000) shares of common stock; and Mr. Fleming was granted an option to purchase up to one hundred fifty thousand (150,000) shares of common stock. In October 1997, Mr. Fleming was granted an option to purchase up to three hundred fifty thousand (350,000) shares of common stock at $.20 per share. The term of the grant of options is for a period of five (5) years from the date of grant. A copy of each of the Option Agreements for Mr. Vanucci, Ms. Lazar and Mr. Fleming are attached hereto as Exhibits 4.,
4.1 and 4.2.

         Subsequent Events

                  Acquisition of Frontier Services, Inc.

         The Company entered into a Purchase and Sale Agreement dated March 12, 1998, to purchase all of the outstanding capital stock of Frontier Services, Inc. ("Frontier") from Dickie McGehee and Denise McGehee, the sole stockholders of Frontier. The consideration to be paid for the stock of Frontier at the Closing is a Promissory Note in the aggregate principal amount equal to an amount that is the product of the Net Profits before Income Taxes of Frontier as of December 31, 1997, multiplied by 4.2, up to an aggregate of $3,024,000. The Promissory Note was executed on March 12, 1998, and matures on July 13, 1998 (its "Closing Date"). The Promissory Note is payable by exchange of the principal of the note for common stock of the Company, and, in certain instances, up to $1,000,000 in cash, as described below. The shares of common stock will be valued at the mean between the bid price and the ask price on the last trading date before the maturity of the Promissory Note. At the Closing Date, the stockholders of Frontier may elect to take cash in any amount up to $1,000,000 and the balance of the principal is payable in common stock based on the above established stock price. The purchase price will be adjusted by mutual agreement if the current ratio of Frontier is less than 2:1 on the Closing Date Balance Sheet with the Current Assets Cash being at least $175,000. The Company has the right to terminate the Agreement and cancel the Promissory Note if this condition is not met. Upon the closing of this acquisition, which is anticipated to occur on the Closing Date, Frontier will operate as a wholly-owned subsidiary with current remaining management in place.

         Frontier is an oilfield service company located in Alice, Texas, and is engaged in the high pressure testing of tubular pipe, pipelines and valve assemblies in the oil and gas industry. Frontier also provides complimentary services which include torque control, thread cleaning and steam cleaning. Frontier markets its services to major oil companies and independent oil companies in the United States. Frontier's revenues for the year ended December 31, 1997 were $2.1 million, with a net income of $700,000. Frontier has been in the oil field service business since 1986. A copy of the Promissory Note is attached hereto as Exhibit 2.1.1.

Item  6.          Resignation of Registrant's Directors

     Mr. Matthew Hutchins resigned as a director and Chairman of the Board on February 26, 1998. Mr. Hutchins was elected to serve as a director and Chairman of the Board in November 1997. Mr. Daniel Gillett also resigned as a director and Chief Executive Officer on February 26, 1998. Mr. Gillett was elected to serve as a director and Chief Executive Officer in November 1997.

Item 7.  Exhibits and Reports on Form 8-K

         A.       Exhibits

          2 Asset Purchase Agreement by and between Synaptix Systems Corporation, a Colorado corporation, and Mobilelink Communications, Inc. ("Mobile"), a Nevada corporation, dated March 26, 1998.

          2.1 Purchase and Sale Agreement for Purchase of Stock of Frontier Services, Inc. By and between Dickie McGehee and Denise McGehee, Sellers, and Synaptix Systems Corporation, dated March 12, 1998.

          2.1.1 Promissory Note between Synaptix Systems Corporation and Dickie and Denise McGehee in the amount of $3,024,000, dated March 12, 1998.

          4 Option Agreement by and between Peter C. Vanucci and Synaptix Systems Corporation, dated May 20, 1998.

          4.1 Option Agreement by and between Virginia M. Lazar and Synaptix Systems Corporation, dated May 20, 1998.

          4.2 Option Agreement by and between Edward S. Fleming and Synaptix Systems Corporation, dated May 20, 1998.


          B.   Reports on Form 8-K

                  None.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                  SYNAPTIX SYSTEMS CORPORATION



Dated: May 26, 1998               By:     /s/ Peter C. Vanucci
                                     -------------------------
                                     Peter C. Vanucci, Chairman and CEO

                                                                       Exhibit 2

                            ASSET PURCHASE AGREEMENT

         ASSET PURCHASE AGREEMENT dated as of March 26, 1998 (the "Agreement"), by and between SYNAPTIX SYSTEMS CORPORATION, a Colorado corporation
("SYNAPTIX"), and MOBILELINK COMMUNICATIONS, INC., a Nevada Corporation ("MOBILE").

                                    RECITALS

         WHEREAS, MOBILE desires to acquire certain assets of SYNAPTIX (the "Acquired Assets" as defined in Section 1.1), all on the terms and subject to the conditions hereinafter set forth, and;

         WHEREAS, SYNAPTIX desires to sell such assets to MOBILE, on the terms and subject to the conditions hereinafter set forth;

         NOW, THEREFORE,  INTENDING TO BE LEGALLY BOUND, and in consideration of
the  premises  and  the  mutual  representations,   warranties,   covenants  and
agreements contained herein, MOBILE and SYNAPTIX hereby agree as follows:

                                    ARTICLE 1
                 ACQUISITION AND DISPOSITION OF ACQUIRED ASSETS

         1.1 Acquired Assets. Subject to the terms and conditions of this Agreement, at the Closing (as defined below), SYNAPTIX shall sell, convey, transfer, assign and deliver to MOBILE, and MOBILE shall purchase, acquire and accept from SYNAPTIX, certain assets owned by SYNAPTIX as follows:

                  1.1.1 SYNAPTIX Intellectual  Property.  "SYNAPTIX Intellectual
Property" which shall mean all the  intellectual  property  (except as expressly stated below) of SYNAPTIX owned, licensed or otherwise used in the business conducted by SYNAPTIX for the computer programming code and software owned by SYNAPTIX including the "Field Express", and the "Eagle" ("Interact") programs software (as more fully described in Schedule 1.1.1(A), including without limitation, any and all trademarks with respect to or related to the SYNAPTIX Intellectual Property listed on Schedule 1.1.1(A), in both machine readable and/or human readable form, and including: (i) rights to, and any rights to apply for and/or register, patents and patent applications, copyrights, trademarks, trade secrets and all other proprietary rights relating to such intellectual property, (ii) records and files relating to manufacturing, quality control, sales, marketing and customer support and designs for such intellectual property, (iii) Derivative Works of such SYNAPTIX Intellectual Property, and
(iv) all related Documentation. "Derivative Work" means any translation (including any translation into other computer languages), portation, modification, correction, addition, extension, upgrade, improvement, compilation, abridgment or other form prepared by or for SYNAPTIX and presently in the possession of or under the control of SYNAPTIX in which the SYNAPTIX Intellectual Property has been recast, transformed, or adopted. "Documentation" means any and all software and firmware listings, fully commented and updated source code, complete system built software and instructions related to the SYNAPTIX Intellectual Property in the possession or under the control of SYNAPTIX, and any and all user, technical and business documentation related to the SYNAPTIX Intellectual Property in the possession or under the control of SYNAPTIX in both machine readable and/or human readable form.

                  1.1.2. Other Assets. "Other Assets" which shall mean all of SYNAPTIX's customer lists, contracts, agreements, licenses or license agreements, commitments, warranties, claims and other existing and inchoate rights, but excluding without limitation, cash, marketable securities, receivables and rights relating to contractual obligation.

     All the above, including the SYNAPTIX Intellectual Property, shall be referred to as the "Acquired Assets."

         1.2. Liabilities. MOBILE shall not assume or be deemed to have assumed, or to have any obligations with respect to, any liabilities or obligations of SYNAPTIX of any nature whatsoever, whether such other liabilities and obligations arose or arise before or after, or mature before or after, the closing (the "Retained Liabilities").

         1.3. Purchase Price and Payment. In consideration for the sale by SYNAPTIX of the Acquired Assets, MOBILE will pay to SYNAPTIX, from and after the Closing as hereinafter defined, an amount equal to five percent (5%) of MOBILE's gross sales of the Intellectual Property (as defined by MOBILE's independent certified public accountants in accordance with generally accepted accounting principles), payment of which shall be made within 30 days after the end of each quarter, beginning with the quarter ending June 30, 1998, provided however, that if the gross sales as determined above, do not equal at least $200,000 within 24 months from the date hereof, then the Acquired Assets will be returned to SYNAPTIX and MOBILE shall take such steps and execute such documents as are required to return title to the Acquired Assets to SYNAPTIX

         1.4 Closing and Delivery of Acquired Assets. The closing of the transaction (the "Closing") and delivery of the Acquired Assets will take place upon execution of this Agreement (the "Closing Date"), at such date or place as agreed to by the parties hereto.

         1.5 Conveyance of Acquired Assets. The sale, conveyance, transfer, assignment and delivery to MOBILE of the Acquired Assets, as herein provided, shall be effected by such bills of sale, endorsements, assignments and other instruments of transfer and conveyance as may be necessary to vest in MOBILE the right, title and interest of SYNAPTIX in and to the Acquired Assets, free and clear of all liens, claims, charges and encumbrances, except as otherwise provided in this Agreement. Such documents shall include, without limitation, a Bill of Sale and an Assignment of Rights in the forms attached hereto as Schedules 1.5(A) and (B), respectively. SYNAPTIX shall, at the Closing or at any time or from time to time after the Closing, upon request, perform or cause to be performed such acts, and execute, acknowledge and deliver or cause to be executed, acknowledged and delivered such documents, as may be reasonably required or requested to effectuate the sale, conveyance, transfer, assignment and delivery to MOBILE of any of the Acquired Assets or for the performance by SYNAPTIX of any of its obligations hereunder.

                                   ARTICLE II
                          REPRESENTATION AND WARRANTIES

         2.1 Representations and Warranties of SYNAPTIX. SYNAPTIX represents and warrants to MOBILE on execution of this Agreement and on the Closing Date as follows:

                  2.1.1. SYNAPTIX Intellectual Property. SYNAPTIX owns all the SYNAPTIX Intellectual Property used or under development in SYNAPTIX's business as currently conducted. Schedule 1.1.1(A) lists: (i) all patents, copyrights, trademarks, trade names, service marks, and any applications therefor included in the SYNAPTIX Intellectual Property, together with a list of all of SYNAPTIX's currently marketed software products; and (ii) all licenses, sublicenses and other agreements to which SYNAPTIX is a party and pursuant to which SYNAPTIX or any other person is authorized to use any of the SYNAPTIX Intellectual Property or other trade secrets of SYNAPTIX, and includes the identities of the parties thereto, a description of the nature and subject matter thereof, and certain terms thereof. SYNAPTIX is not, nor as a result of the execution, delivery or performance of SYNAPTIX's obligations hereunder will be, in violation of any license, sublicense or agreement described in Schedule 1.1.1.(A), SYNAPTIX: (i) is the sole and exclusive owner or licensee of, with all right, title and interest in and to (free and clear of any liens and encumbrances), the SYNAPTIX Intellectual Property; and (ii) has sole and exclusive rights to use of the SYNAPTIX Intellectual Property. SYNAPTIX is not contractually obligated to pay any compensation to any third party, nor is any third party otherwise entitled to any compensation, with respect to SYNAPTIX's use of the SYNAPTIX Intellectual Property. The manufacture, sale, or use of any product or process as now used or offered by SYNAPTIX does not infringe any copyright, trade secret, trademark, service mark, trade names, firm names, logo, trade dress or any patent of any person. No claims with respect to the SYNAPTIX Intellectual Property have been asserted or, to the knowledge of SYNAPTIX, threatened by any person, nor are there any valid grounds for any bona fide claims (i) to the effect that the manufacture, sale or sue of any product or process as now used or offered for sale by SYNAPTIX infringes or will infringe on any copyright, trade secret, trademark, service mark, logo, trade dress or patent of any person, (ii) against the use by SYNAPTIX of any trade secrets, copyrights, trademarks, trade names, firm names, logos, trade dress patents, technology, know-how, processes or computer software programs and applications used in the business of SYNAPTIX relating to the Properties as currently conducted or (iii) challenging the ownership, validity or effectiveness of any of the SYNAPTIX Intellectual Property. All granted and issued patents and all registered trademarks listed on Schedule 1.1.1.(A) and all copyrights held by SYNAPTIX are valid, enforceable and subsisting. To SYNAPTIX's knowledge, there is no material unauthorized use, infringement or misappropriation of any of the SYNAPTIX Intellectual Property by any third party, employee or former employee.

                  2.1.2. Disclosure. No representation or warranty made by SYNAPTIX in this Agreement, nor any document, written information, statement, financial statement, certificate or exhibit prepared and furnished by SYNAPTIX or its representatives pursuant hereto or in connection with the transactions contemplated hereby, when taken together, contains any untrue statement of a material fact, or omits to state a material fact necessary to make the statements or facts contained herein or therein not misleading in light of the circumstances under which they were furnished.

                  2.1.3. Reliance. The foregoing representations and warranties are made by SYNAPTIX with the knowledge and expectation that MOBILE is placing reliance thereon.

         2.2 Representations and Warranties of MOBILE. MOBILE represents and warrants to SYNAPTIX as follows:

                  2.2.1. Organization, Standing and Power. MOBILE is a corporation duly organized, validly existing and in good standing under the laws of Nevada, has all requisite power and authority to won, lease and operate its properties and to carry on its businesses as now being conducted, and is duly qualified and in good standing to do business in each jurisdiction in which a failure to so qualify would have a material adverse effect on the Business Condition of MOBILE.

                  2.2.2. Authority. The execution, delivery, and performance of this Agreement by MOBILE has been duly authorized by all necessary action of the Board of Directors of MOBILE. MOBILE has duly and validly executed and delivered this Agreement, and this Agreement constitutes a valid, binding and enforceable obligation of MOBILE in accordance with its terms.

                  2.2.3. Disclosure. No representation or warranty made by MOBILE in this Agreement, nor any document, written information, statement, financial statement, certificate or exhibit prepared and furnished or to be prepared and furnished by MOBILE or its representatives pursuant hereto or in connection with the transactions contemplated hereby, when taken together, contains any untrue statement of a material fact, or omits to state a material fact necessary to make the statements or facts contained herein or therein not misleading in light of the circumstances under which they were furnished.

                  2.2.4. Reliance. The foregoing representations and warranties are made by MOBILE with the knowledge and expectation that SYNAPTIX is placing reliance thereon.

                                   ARTICLE III
                              CONDITIONS PRECEDENT

         3.1 Conditions of Obligation. The obligation of MOBILE to effect the purchase is subject to the satisfaction of the following conditions:

         3.1.1. Termination Agreement. SYNAPTIX shall have executed, and delivered to MOBILE, a Termination Agreement in which Alan Harvey shall have irrevocably assigned and transferred to SYNAPTIX any and all right, title and interest he may hold or may have held in the SYNAPTIX Intellectual Property and shall have releases SYNAPTIX from any and all claims relating thereto.

                                   ARTICLE IV
                              ADDITIONAL AGREEMENTS

         In addition to the foregoing, MOBILE and SYNAPTIX each agree to take the following actions after the execution of this Agreement.

         4.1. Expenses. Whether or not this Agreement is closed, except as specifically provided in this Agreement, all costs and expenses incurred in connection with this Agreement and the transactions contemplated hereby shall be paid by the party incurring such expense.

         4.2. Additional Agreements. In case at any time after the Closing Date, any further action is reasonably necessary or desirable to carry out the purposes of this Agreement, the proper representatives of each party to this Agreement shall take all such necessary action, e.g., in the case of any documents required to effectuate the transfer of the Acquired Assets, or to make any governmental filings.

         4.3 Taxes. Any sales or use or similar tax or levy arising from the transactions contemplated by this Agreement shall be the sole responsibility of MOBILE and MOBILE shall indemnify SYNAPTIX from and against any liability arising in connection therewith; provided, however, that SYNAPTIX shall pay any and all state, local, provincial, United States or Canadian income tax or excise taxes imposed on or assessed against SYNAPTIX as a result of this transaction, and SYNAPTIX shall indemnify MOBILE from and against any and all liability arising in connection therewith.

         4.4 Brokers and Finders. SYNAPTIX will be responsible for and pay any fees that may be owed to any broker previously retained (or who claims to have been retained) by SYNAPTIX, and shall hold MOBILE harmless from any liability arising from such claim(s).

         4.5 Documentation. SYNAPTIX shall provide to MOBILE documentation containing the source code and the object code of the SYNAPTIX Intellectual Property, where appropriate.

                                    ARTICLE V
                                 INDEMNIFICATION

         5.1. Indemnification Relating to Agreement.

                  5.1.1. SYNAPTIX hereby agrees to defend, indemnify, and hold MOBILE harmless from and against, and to reimburse MOBILE with respect to, any and all losses, damages, liabilities, claims, judgments, settlements, fines, costs, and expenses (including attorneys' fees) ("Indemnifiable Amounts") of every nature whatsoever incurred by MOBILE by reason of or arising out of or in connection with (i) any breach, or any claim (including claims by parties other than MOBILE) that would, if true, constitute a breach by SYNAPTIX of any representation, warranty, or covenant of SYNAPTIX contained in this Agreement or in any agreement, certificate or other document delivered to MOBILE pursuant to the provisions of this Agreement, and (ii) the failure, partial or total, of SYNAPTIX to perform any agreement or covenant required by this Agreement.

                  5.1.2. MOBILE agrees to defend, indemnify, and hold SYNAPTIX harmless from and against, and to reimburse SYNAPTIX with respect to, any and all Indemnifiable Amounts of every nature whatsoever incurred by SYNAPTIX by reason of or arising out of or in connection with (i) any breach, or any claim (including claims by parties other than SYNAPTIX) that would, if true, constitute a breach by MOBILE of any representation, warranty, or covenant of MOBILE contained in this Agreement (including, but not limited to, MOBILE's obligations with respect to the Assumed Contracts) or in any agreement, certificate or other document delivered to SYNAPTIX pursuant to the provisions of this Agreement, and (ii) the failure, partial or total, of MOBILE to perform any agreement or covenant required by this Agreement.

         5.2 Third Party Claims. For the purposes of this Section 5.2., a party seeking indemnification pursuant to Section 5.1 shall be referred to as the "Indemnified Party" and a party to whom such notice is addressed shall be referred to as the "Indemnitor." With respect to any claims or demands by third parties, whenever an Indemnified Party shall have received a written notice that such a claim or demand has been asserted or threatened, the Indemnified Party shall notify the Indemnitor of such claim or demand and of the facts within the Indemnified Party's knowledge that relate thereto within a reasonable time after receiving such written notice. The Indemnitor shall then have the right to contest, negotiate or settle any such claim or demand through counsel of their own selection, satisfactory to the Indemnified Party and solely at their own cost, risk, and expense. Notwithstanding the preceding sentence, the Indemnitor shall not settle, compromise, or offer to settle or compromise any such claim or demand without the prior written consent of an Indemnified Party, which consent shall not be unreasonably withheld. By way of illustration and not limitation, it is understood that an Indemnified Party may object to a settlement or compromise which includes any provision which in its reasonable judgment may have an adverse impact on or establish an adverse precedent for the Business Condition of an Indemnified Party or any of its Subsidiaries. An Indemnified Party shall not have the right to object to a settlement which consists solely of the payment of a monetary damage amount and which is fully indemnified by SYNAPTIX. If the Indemnitor fails to given written notice to an Indemnified Party of its intention to contest or settle any such claim or demand within twenty (20) calendar days after the Indemnified Party has notified the indemnitor that any such claim or demand has been made in writing and received by the Indemnified Party, or if any such notice is given but any such claim or demand is not promptly contested by the Indemnitor, the Indemnified Party shall have the right to satisfy and discharge the same by payment, compromise, or otherwise, and the Indemnitor shall be entirely liable therefor to the Indemnified Party under this indemnity. The Indemnified Party may also, if it so elects and entirely within its own discretion, defend any such claim or demand if the Indemnitor fails to give notice of their intention to contest or settle and such claim or demand, in which event the Indemnitor shall be required to indemnify the Indemnified Party and its affiliates for any and all costs, losses, liabilities, and expenses whatsoever, including without limitation attorneys' and other professional fees, that the Indemnified party may sustain, suffer, incur, or become subject to as a result of the Indemnified Party's decision to defend any such claim or demand.

                                   ARTICLE VI

                                  MISCELLANEOUS

         6.1. Entire Agreement. Notwithstanding anything to the contrary, this Agreement, including the agreements, exhibits and schedules delivered pursuant to t his Agreement, contain all of the terms and conditions agreed upon by the parties relating to the subject matter of this Agreement and supersedes all prior agreements, negotiations, correspondence, undertakings, and communications of the parties, whether oral or written, respecting that subject matter.

         6.2 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Nevada as applied to agreements entered into and entirely to be performed within that state.

         6.3 Notices. All notices, requests, demands or other communications which are required or may be given pursuant to the terms of this Agreement shall be in writing and shall be deemed to have been duly given (i) on the date of delivery if personally delivered by hand, (ii) upon the third business day after such notice is (a) deposited in the United States mail, if mailed by registered or certified mail, postage prepaid, return required, or (b) sent by a nationally recognized overnight express courier, or (iii) by facsimile upon written confirmation (other than the automatic confirmation that is received from the recipient's facsimile machine) of receipt by the recipient of such notice:

If to MOBILE:                 Marvin Mikel Barnwell
                              PO Box 931
                              Baycliff, Texas 77518


With a copy to:               Steven L. Siskind, Esq.
                              645 Fifth Avenue
                              New York, NY 10022
                              Tel:  (212) 750-2002

If to SYNAPTIX:               2450 South Shore Boulevard
                              Suite 210
                              League City, Texas 77573

         Such addresses may be changed, from time to time, by means of a notice given in the manner provided in this Section 5.3.

         6.4. Severability. If any provision of this Agreement is held to be unenforceable for any reason, it shall be modified rather than voided, if possible, in order to achieve the intent of the parties to this Agreement to the extent possible. In any event, all other provisions of this Agreement shall be deemed valid and enforceable to the full extent.

         6.5. Survival of Representations and Warranties. All representations and warranties contained in this Agreement, including the exhibits and schedules delivered pursuant to this Agreement, shall survive the Closing Date.

         6.6. Assignment. No party to this Agreement may assign, by operation of law or otherwise, all or any portion of its rights, obligations, or liabilities under this Agreement without the prior written consent of the other party to this Agreement, which consent may be withheld in the absolute discretion of the party asked to grant such consent. Any attempted assignment in violation of this
Section 6.6 shall be voidable and shall entitle the other party to this Agreement to terminate this

Agreement at its option.

         6.7. Counterparts. This Agreement may be signed in any number of facsimile counterparts with the same effect as if the signatures to each counterpart were upon a single instrument. All facsimile counterparts shall be deemed an original of this Agreement.

     6.8. Amendment. This Agreement may not be amended except by an instrument in writing signed on behalf of each of the parties hereto.

         6.9 Interpretation. When a reference is made in this Agreement to Sections, Exhibits or Schedules, such reference shall be to a Section, Exhibit or Schedule to this Agreement unless otherwise indicated. The words "include," "includes," and "including," when used therein shall be deemed in each case to be followed by the words "without limitation." The table of contents and headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

         6.10. No Third Party Beneficiaries. Nothing in this Agreement shall be deemed to create in any person not a signatory to this Agreement any rights (including rights as a third party beneficiary) under this Agreement.

         IN WITNESS WHEREOF, MOBILE and SYNAPTIX have executed this Agreement as of the date first written above.

                           MOBILE COMMUNICATIONS, INC.



                           By:
                              Marvin Mikel Barnwell, President

                          SYNAPTIX SYSTEMS CORPORATION



                          By:
                          Edward S. Fleming, President

                                                                    Exhibit 2.1












                           PURCHASE AND SALE AGREEMENT

                FOR PURCHASE OF STOCK OF FRONTIER SERVICES, INC.

                                 BY AND BETWEEN

                                 DICKIE MCGEHEE
                                       AND
                                 DENISE MCGEHEE

                                     SELLERS


                                       AND

                          SYNAPTIX SYSTEMS CORPORATION

                                      BUYER


                          DATED: FEBRUARY ______, 1998

TABLE OF CONTENTS

                                                                         Page

         ARTICLE I:  DEFINITIONS AND RULES OF CONSTRUCTION..................1

         ARTICLE II:  SALE AND PURCHASE.....................................5

         ARTICLE III:  REPRESENTATIONS AND WARRANTIES.......................7

         ARTICLE IV:  COVENANTS............................................14

         ARTICLE V:  TAXES.................................................18

         ARTICLE VI:  INDEMNITY............................................18

         ARTICLE VII:  CONDITIONS PRECEDENT................................21

         ARTICLE VIII:  MISCELLANEOUS......................................22


EXHIBITS:

          EXHIBIT A:       SCHEDULE OF PURCHASE CONSIDERATION

          EXHIBIT B:       SCHEDULE OF DISCHARGED LIABILITIES

          EXHIBIT C:       SCHEDULE OF TARGET ACCOUNTS

          EXHIBIT D:       DISCLOSURE SCHEDULE

          EXHIBIT E:       OPINION OF COUNSEL FOR SELLER ADDRESSED TO BUYER

          EXHIBIT F:       OPINION OF COUNSEL FOR BUYER ADDRESSED TO SELLER

          EXHIBIT G:       FINANCIAL STATEMENTS

                           PURCHASE AND SALE AGREEMENT

         This Agreement dated as of February ____, 1998, is made and entered into by and between DICKIE McGEHEE and DENISE McGEHEE of Alice, Texas (jointly and severally referred to as "Seller"), and SYNAPTIX SYSTEMS CORPORATION, a Colorado corporation, having an office at 2450 South Shore Boulevard, Suite 210, League City, Texas 77573 ("Buyer").

     The Seller, in the aggregate, owns all of the outstanding capital stock of Frontier Services, Inc. (the "Target").

         This Agreement contemplates a transaction in which the Buyer will purchase from the Seller, and the Seller will sell to the Buyer, all of the outstanding capital stock of the Target ("Target Shares"), in return for restricted securities of public companies.

         NOW, THEREFORE, in consideration of the premises and the mutual promises herein made, and in consideration of the representations, warranties, and covenants herein contained, the Parties agree as follows:

                                    Article I
                      Definitions and Rules of Construction

         1.1 Definitions. For purposes of this Agreement, except as otherwise expressly provided or unless the context otherwise requires, the terms defined in this section have the meanings herein assigned to them and the capitalized terms defined elsewhere in this Agreement, by inclusion in quotation marks and parentheses, shall have the meanings so ascribed to them.

         1.1.1 "Accounts" means the accounts payable of Target identified on Exhibit C of this Agreement, which are all of the accounts payable of Target owed to Persons related to the presence, use, or operation of the Target, which accounts payable are, or as of the Closing Date will be, past due.

         1.1.2 "Affiliate" means, with respect to any specified Person, or other Person directly or indirectly controlling or controlled by or under direct or indirect common control with such specified Person. For the purposes of this definition, "control" means the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise, and the terms "controlling" and "controlled" have meanings correlative to the foregoing. With respect to a corporation, control shall mean a direct or indirect ownership of more than 50 percent of the voting stock.

         1.1.3 "Agreed Rate" means a rate per annum calculated on a 360-day basis which is equal to the lesser of:


                  (a) a rate which is two percent above the prime rate of interest as published by the Wall Street Journal under the heading "Money Rates" or another similar heading in its first issue of each calendar month (adjusted each month to reflect any changes in the rate), or

                  (b) the maximum rate from time to time permitted by applicable law.

         1.1.4 "Agreement" means this Purchase and Sale Agreement, including the Exhibits.

         1.1.5 "Business Day" means any day when commercial banks are generally open for regular business in the state of Texas.

         1.1.6 "Buyer Note" has the meaning set forth in 2.2, below, including the Security Agreement-Pledge.

         1.1.7 "Closing" means the closing of the transactions contemplated by this Agreement at 10:00 A.M., local time, at Sellers' offices in Alice, Texas, on the Closing Date.

         1.1.8 "Closing Date" means on or before February 27, 1998; provided, however, that either Party may by notice to the other Party no later than 10 days prior to the Closing Date, extend the Closing Date until a Business Day on or before March 31, 1998.

         1.1.9 "Code" means the United States Internal Revenue Code of 1986, as amended.

         1.1.10  "Corporate   Documents"  means  a  corporation's   articles  of
         incorporation (or charter or certificate of incorporation), by-laws, minutes, resolutions, or the equivalent documents.

         1.1.11 "Disclosed Liabilities" means all liabilities and obligations of the Target related to the Seller; provided, however, that the Disclosed Liabilities shall not include any liability or obligation of the Seller or Target under this Agreement.

         1.1.12 "Disclosure Schedule" means Exhibit D on which is scheduled all items required by Sections 3.1.6, 3.1.8, 3.3.2, 3.3.8, and 3.3.10.

         1.1.13 "Effective Date" shall mean 12:01 A.M., January 1, 1998, Central Standard Time.

         1.1.14 "Employee Benefit Plan" means any (a) nonqualified deferred compensation or retirement plan or arrangement which is an Employee Pension Benefit Plan, (b) qualified contribution retirement plan or arrangement which is an Employee Pension Benefit Plan, (c) qualified defined benefit retirement plan or arrangement which is an Employee
         Pension Benefit Plan (including any Multi-employer Plan), or (d) Employee Welfare Benefit Plan or material fringe benefit plan or program.

         1.1.15 "Environmental Claims" means actions, claims, or proceedings by Third Persons associated with the Assets and based on Environmental Conditions or Environmental Law.

         1.1.16 "Environmental Condition" means a condition that exists prior to the Effective Date, and only to the extent in existence on the Effective Date, with respect to the air, land, soil, surface, subsurface strata, surface water, ground water, or sediments which causes an Asset or a purchase of an Asset to be not in compliance with an Environmental Law.

         1.1.17 "Environmental Law" means any Law relating to pollution, the protection of the environment, or the release or disposal of waste materials.

         1.1.18 "Environmental Matter" means an Environmental Condition or an Environmental Claim.

         1.1.19 "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

         1.1.20  "GAAP"  means  United  States  generally  accepted   accounting
         principles as in effect from time to time.

         1.1.21 "Governmental Body" means any federal, state, republic, territorial, national, tribal, county, municipal, or other federal, state or local governmental authority or judicial or regulatory agency, board, body, department, bureau, inspectorate, ministry, commission, instrumentality, court, tribunal or quasi-governmental authority in any jurisdiction (domestic or foreign) having jurisdiction over any Asset or Party to this transaction, or any of the transactions or matters contemplated by this Agreement.

         1.1.22 "Knowledge" means the actual knowledge of a Party's corporate officers and their direct reports, after reasonable inquiry.

         1.1.23 "Losses" means any and all losses, costs, expenses, liabilities, claims, demands, penalties, fines, assessments, settlements, damages and any related expenses of whatever kind or nature, including, without limitation, legal, accounting, consulting and investigation expenses and litigation costs, but excluding consequential damages of a Party.

         1.1.24 "Net  Profits"  means gross  revenues  less all direct  costs of variable elements of operation, including materials, direct labor, direct utilities including energy, indirect labor, warehouse and distribution expense, depreciation, other fixed overhead, administration costs, sales expense, interest, property taxes, franchise taxes, and other general expenses, but excluding federal income taxes.

         1.1.25 "Party" means either Buyer or Seller.

         1.1.26 "Person" means any individual, corporation, partnership, limited liability company, joint venture, association, joint stock company, trust, estate, unincorporated organization, other business entity or any Governmental Body.

         1.1.27 "Tax" means any and all fees (including, without limitation, documentation, license, recording, filing and registration fees), taxes (including without limitation, gross receipts, ad valorem, value added, environmental tax, turnover, sales, use, property (tangible and intangible), stamp, leasing, lease, user, leasing use, excise, franchise, transfer, fuel, excess profits, occupational, interest equalization, and other taxes), levies, imposts, duties, charges or withholdings of any nature whatsoever, imposed by any Governmental Body or taxing authority thereof, domestic or foreign, together with any and all penalties, fines, additions to Tax and interest thereon, whether or not such Tax shall be existing or hereafter adopted.

         1.1.28 "Third Person" means a Person other than a Party or an Affiliate of a Party.

         1.1.29 Other Definitions in this Agreement. The following terms shall have the respective meanings ascribed to them as found on the pages of this Agreement set forth below opposite such terms:

                                                                Term
                                                                Page
                           AAA Rules.............................26
                           Buyer..................................1
                           Claim Notice..........................19
                           Disputed Claim........................20
                           Employees.............................17
                           Indemnified Party.....................19
                           Laws...................................8
                           Notice Period.........................19
                           Purchase Consideration.................5
                           Seller.................................1
                           Target.................................1
                           Target Shares..........................1

         1.2      Rules of Construction.  For purposes of this Agreement:

         1.2.1    General.  Unless the context otherwise requires

                  (a)      "or" is not exclusive;


                  (b)an accounting term not otherwise defined has the meaning assigned to it in accordance with accounting principles that are generally accepted in the United States of America;

                  (c)words in the singular include the plural and words in the plural include the singular;

                  (d)words in the masculine include the feminine and words in the feminine include the masculine;

                  (e)any date specified for any action that is not a Business Day shall be deemed to mean the first Business Day after such date; and

                 (f)a reference to a Person includes its successors and assigns.

         1.2.2 Articles and Sections. References to Articles and Sections are, unless otherwise specified, to Articles and Sections of this Agreement. Neither the captions to Articles or Sections hereof nor the Table of Contents shall be deemed to be a part of this Agreement.

         1.2.3 Exhibits. The Exhibits form a part of this Agreement and shall have the same force and effect as if set out in the body of this Agreement.

         1.2.4 Other Agreements. References herein to any agreement or other instrument shall, unless the context otherwise requires (or the definition thereof otherwise specifies), be deemed references to that agreement or instrument as it may from time to time be changed, amended or extended.

                                   Article II
                                Sale and Purchase

2.1 Basic Transaction. On and subject to the terms and conditions of this Agreement, the Buyer agrees to purchase from the Seller, and the Seller agrees to sell to the Buyer, all of his Target Shares for the consideration specified in this section II.

2.2 Purchase Consideration. The Buyer agrees to deliver to the Seller at Closing (the "Purchase Consideration") which shall be a promissory note (the "Buyer Note") in the form of Exhibit A in the principal amount that is the product of the Net Profits before Income Taxes as of December 31, 1997, times 4.2, but such product shall not exceed $3,024,000. The Buyer Note shall be payable by exchange of the principal of the note for common stock of Buyer. The value of the shares of common stock offered for exchange shall be the mean between the bid price and the ask price on the last trading date before the maturity of the Buyer Note. At the maturity of the Buyer Note, Seller shall elect to take cash in any amount up to $1,000,000 and the balance of the principal shall be paid in common stock based on the above established stock price. 2.3 Deliveries at the Closing. At the Closing, (i) the Seller will deliver to the Buyer the various certificates, instruments, and documents referred to in 2.3.1, below, (ii) the Buyer will deliver to the Seller the various certificates, instruments, and documents referred to in 2.3.2, below, (iii) the Seller will deliver to the Buyer stock certificates representing all of the Target Shares, endorsed in blank or accompanied by duly executed assignment documents, and (iv) the Buyer will deliver to the Seller the consideration specified in 2.2, above.

                  2.3.1.............................. Seller Responsibility.

                  (a)the Seller shall have delivered to the Buyer a certificate to the effect that each of the conditions specified in this Agreement by Seller is satisfied in all respects;

                  (b)the Buyer shall have received from counsel to the Seller an opinion in form and substance as set forth in Exhibit E attached hereto, addressed to the Buyer, and dated as of the Closing Date;

                  (c)the Buyer shall have received the resignations, effective as of the Closing, of each director and officer of the Target other than those whom the Buyer shall have specified in writing at least 10 business days prior to the Closing;

                  (d)Buyer and Target shall receive from Seller a written release and discharge of all Discharged Liabilities owed by Target to Seller; and

                  (e)all actions to be taken by the Seller in connection with consummation of the transactions contemplated hereby and all certificates, opinions, instruments, and other documents required to effect the transactions contemplated hereby will be reasonably satisfactory in form and substance to the Buyer.

                  2.3.2............................. Buyer's Responsibility.

                  (a)the Buyer shall have performed and complied with all of its covenants hereunder in all material respects through the Closing;

                  (b)the Seller shall have received from counsel to the Buyer an opinion in form and substance as set forth in Exhibit F attached hereto, addressed to the Seller, and dated as of the Closing Date; and

                  (c)all actions to be taken by the Buyer in connection with consummation of the transactions contemplated hereby and all certificates, opinions, instruments, and other documents required to effect the transactions contemplated hereby will be reasonably satisfactory in form and substance to the Seller.

                  (d)the Seller shall have received assignments sufficient to transfer the stock of Seller.

         2.4      Preparation of Closing Date Balance Sheet.

         2.4.1 At the Closing, Seller shall deliver an Audited Balance Sheet and Income Statement for the year ending December 31, 1997.

         2.4.2 Within 30 days after the Closing Date the Target will prepare and deliver to the Buyer a balance sheet (the "Closing Date Balance Sheet") for the Target as of the close of business on the Closing Date prepared by an independent certified public accountant. The Target will prepare the Closing Date Balance Sheet on a basis consistent with the preparation of the previously prepared Financial Statements.

         2.4.3 If the Seller has any objections to the Closing Date Balance Sheet, it will deliver a detailed statement describing its objections to the Buyer, and attach its own Closing Date Balance Sheet within 15 days after receiving the Target's Closing Date Balance Sheet. The Buyer and the Seller will use reasonable efforts to resolve any such objections themselves. If the parties do not reach a final resolution within 15 days after the Buyer has received the Seller's statement of objections, however, the Buyer and the Seller will promptly select an accounting firm mutually acceptable to them to resolve any remaining objections. Each Party will cooperate with the accounting firm to facilitate its determination, and the accounting firm will make its determination within 30 days of its selection. The cost of the accounting firm shall be paid by the party whose Closing Date Balance Sheet is most different from the accountant's determination. The accountant's determination shall be final and binding on the parties. The Buyer will revise the Closing Date Balance Sheet as appropriate to reflect the resolution of any objections.

2.5 Adjustment to Purchase Price or Termination. The Purchase Price will be adjusted by mutual agreement if the Current Ratio is less than 2:1 on the Closing Date Balance Sheet with the Current Assets-Cash being at least $175,000. Buyer has the right to terminate this Agreement if this condition is not met.

Article III
Representations and Warranties

         3.1 Seller. Seller represents and warrants to Buyer that:

         3.1.1 Authority. Seller has the power and authority to enter into and perform this Agreement and to consummate the transactions contemplated hereby. The execution, delivery and performance by Seller of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized and this Agreement has been duly executed and delivered by Seller. 3.1.2 Validity of Agreement. This Agreement is a legal, valid and binding obligation of Seller enforceable against Seller in accordance with the terms of this Agreement, except as enforcement may be limited by bankruptcy, insolvency or other similar Laws affecting the enforcement of creditors' rights in general. The enforceability of Seller's obligations under this Agreement is subject to general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law).

         3.1.3 No Violation. The execution and delivery of this Agreement and the performance by the Seller of the terms of this Agreement do not conflict with or result in a violation of any agreement, instrument, order, writ, judgment or decree to which Seller is a party or is subject.

          3.1.4 Legal Proceedings. As of the date of this Agreement, there are no pending suits, actions, arbitrations, mediations or proceedings as to which Seller has been served process or received notice before any court or Governmental Body which would adversely affect the Target, or hinder, impede or prevent Seller from consummating the transactions contemplated by this Agreement. To Seller's knowledge, there are no pending suits, actions, arbitrations, mediations or proceedings as to which Seller has not been served process or received notice, or that are threatened before any court or Governmental Body which would adversely affect the Target, or hinder, impede or prevent Seller from consummating the transactions contemplated by this Agreement.

         3.1.5 Compliance with Applicable Laws. Target is in compliance with any applicable laws, orders, rules, regulations, judgments or decrees of any Governmental Bodies relating to the business of Target and its Assets, including the common or civil law, and including, but not limited to, those relating to occupational safety and health, consumer product safety, employee benefits, environmental laws, zoning laws or regulations or other applicable laws or regulations ("Laws"), except insofar as non-compliance with Laws would not diminish Buyer's ownership of the Target and the Assets or interfere with Buyer's operation of the Target.

         3.1.6 Target Shares. The Seller holds of record and has authority to transfer the number of Target Shares set forth next to his name on the Disclosure Schedule, free and clear of any restrictions on transfer (other than any restrictions under the Securities Act and state securities laws), Taxes, Security Interests, options, warrants, purchase rights, contracts, commitments, equities, claims, and demands. The Seller is not a party to any option, warrant, purchase right, or other contract or commitment that could require the Seller to sell, transfer, or otherwise dispose of any capital stock of the Target (other than this Agreement). The Seller is not a party to any voting trust, proxy, or other agreement or understanding with respect to the voting Target Shares.

         3.1.7 No Consents Required. No preferential purchase rights, consents, approvals or other action by, or filing with any Person or Governmental Body is required in connection with the execution, delivery and performance by Seller of this Agreement, except for ministerial acts of Governmental Bodies in connection with filing instruments of transfer of title and except for Consents that will be delivered to Buyer by Seller at Closing.

         3.1.8 Payments. Except only for Taxes and those matters listed on the Disclosure Schedule, no payments of any kind are required to be made by Seller to Third Persons or an Affiliate of Seller under any contract or otherwise with respect to the Target.

         3.1.9 Disclosure. Seller has no Knowledge of any facts or circumstances affecting or relating to the Target that might result in Losses to Target or Buyer for any Environmental Matter or for any violation of ERISA or under any Employee Benefit Plan.

         3.1.10 Adverse Claims. To the Knowledge of Seller, no person has asserted or has threatened to assert any claim, fact, liability, interest, condition, or event that, if true and valid, would violate any representation or warranty of Seller.

         3.2      Buyer.  Buyer represents and warrants to Seller that:

         3.2.1 Organization and Standing. Buyer has been duly organized, validly existing in good standing under the laws of the State of Delaware.

         3.2.2 Authority. Buyer has the corporate power and authority to enter into and perform this Agreement and to consummate the transactions contemplated hereby. The execution, delivery and performance by Buyer of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all requisite corporate action and this Agreement has been duly executed and delivered.

         3.2.3 Validity of Agreement. This Agreement is a legal, valid and binding obligation by Buyer enforceable against Buyer in accordance with the terms of this Agreement, except as enforcement may be limited by bankruptcy, insolvency or other similar Laws affecting the enforcement of creditors' rights in general. The enforceability of Buyer's obligations under this Agreement is subject to general principles of equity (regardless of whether enforceability is considered in a proceeding in equity or at law).

         3.2.4 No Violation. The execution and delivery of this Agreement and the performance by Buyer of the terms of this Agreement do not conflict with or result in a violation of the Corporate Documents of Buyer or of any agreement, instrument, order, writ, judgment or decree to which Buyer is a party or is subject.

         3.2.5 Adverse Claims. To the Knowledge of Buyer, no person has asserted or has threatened to assert any claim, fact, liability, interest, condition, or event that, if true and valid, would violate any representation or warranty of Buyer.

3.3 Representations and Warranties Concerning the Target. The Seller represents and warrants to the Buyer that the statements contained in this section 3.3 are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing Date (as though made then and as though the Closing Date were substituted for the date of this Agreement throughout this section 3.3.

         3.3.1 Organization, Qualification, and Corporate Power. The Target is a corporation duly organized, validly existing, and in good standing under the laws of the jurisdiction of its incorporation. Target is duly authorized to conduct business and is in good standing under the laws of each jurisdiction where such qualification is required. Target has full corporate power and authority and all licenses, permits, and authorizations necessary to carry on the businesses in which it is engaged (and in which it presently proposes to engage) and to own and use the properties owned and used by it. The Seller has delivered to the Buyer correct and complete copies of the charter and bylaws of Target (as amended to date). The minute books (containing the records of meetings of the stockholders, the board of directors, and any committees of the board of directors), the stock certificate books, and the stock record books of Target are correct and complete. Target is not in default under or in violation of any provision of its charter or bylaws.

         3.3.2 Capitalization. The entire authorized capital stock of the Target consists of _____ Target Shares, of which __________ Target Shares are issued and outstanding. All of the issued and outstanding Target Shares have been duly authorized, are validly issued, fully paid, and nonassessable, and are held of record by the respective Sellers as set forth in the Disclosure Schedule. There are no outstanding or authorized preferred stock, options, warrants, purchase rights, subscription rights, conversion rights, exchange rights, or other contracts or commitments that could require the Target to issue, sell, or otherwise cause to become outstanding any of its capital stock. There are no outstanding or authorized stock appreciation, phantom stock, profit participation, or similar rights with respect to the Target. There are no voting trusts, proxies, or other agreements or understandings with respect to the voting of the capital stock of the Target.

         3.3.3 Noncontravention. Neither the execution and the delivery of this Agreement, nor the consummation of the transactions contemplated hereby, will (i) violate any constitution, statute, regulation, rule, injunction, judgment, order, decree, ruling, charge, or other restriction of any government, governmental agency, or court to which Target is subject or any provision of the charter or bylaws of Target or (ii) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel, or require any notice under any agreement, contract, lease, license, instrument, or other arrangement to which Target is a party or by which it is bound or to which any of its assets is subject (or result in the imposition of any Security Interest upon any of its assets). Target does not need to give any notice to, make any filing with, or obtain any authorization, consent, or approval of any government or governmental agency in order for the Parties to consummate the transactions contemplated by this Agreement.

         3.3.4 Financial Statements. Attached hereto as Exhibit G are the following financial statements of Target (collectively the "Financial Statements"): (i) unaudited balance sheets and statements of income as of and for the period ending December 31, 1995 and 1996, and the Federal Income Tax Returns for 1995 and 1996 for the Target; and (ii) audited balance sheets and statements of income (the "Most Recent Financial Statements') as of and for the twelve months ending December 31, 1997 (the "Most Recent Fiscal Year End") for the Target. The Financial Statements (including the notes thereto) have been prepared in accordance with GAAP applied on a consistent basis throughout the periods covered thereby, present fairly the financial condition of Target as of such dates and the results of operations of Target for such periods, are correct and complete, and are consistent with the books and records of Target (which books and records are correct and complete).

         3.3.5 Undisclosed Liabilities. Target has no Liability (and there is no Basis for any present or future action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand against any of them giving rise to any Liability), except for (i) Liabilities set forth on the face of the Most Recent Financial Statements (rather than in any notes thereto) and (ii) Liabilities which have arisen after the Most Recent Fiscal Year End in the Ordinary Course of Business (none of which results from, arises out of, relates to, is in the nature of, or was caused by any breach of contract, breach of warranty, tort, infringement, or violation of law).

         3.3.6 Legal Compliance. Target has complied with all applicable laws (including rules, regulations, codes, plans, injunctions, judgments, orders, decrees, rulings, and charges thereunder) of federal, state, local, and foreign governments (and all agencies thereof), and no action, suit, proceeding, hearing, investigation, charge, complaint, claim, demand, or notice has been filed or commenced against Target alleging any failure so to comply.

                           (a).........................Tax Matters.

                           (i) Target has filed all Tax Returns that it was required to file. All such Tax Returns were correct and complete in all respects. All Taxes owed by Target (whether or not shown on any Tax Return) have been paid. Target currently is not the beneficiary of any extension of time within which to file any Tax Return. No claim has ever been made by an authority in a jurisdiction where Target does not file Tax Returns that it is or may be subject to taxation by that jurisdiction. There are no Security Interests on any of the assets of Target that arose in connection with any failure (or alleged failure) to pay any Tax.

                           (ii) Target has withheld and paid all Taxes required to have been withheld and paid in connection with amounts paid or owing to any employee, independent contractor, creditor, stockholder, or other third party.

                           (b)Title to Assets. Target has good and marketable title to, or a valid leasehold interest in, the properties and assets used by Target, located on its premises, or shown on the Most Recent Financial Statement or acquired after the date thereof, free and clear of all Security Interests, except for properties and assets disposed of in the Ordinary Course of Business since the date of the Most Recent Financial Statements.

         3.3.7    Intellectual Property.

                           (a)To the knowledge of Seller, Target has not interfered with, infringed upon, misappropriated, or otherwise come into conflict with any Intellectual Property rights of third parties, and none of the Sellers and the directors and officers (and employees with responsibility for Intellectual Property matters) of Target has ever received any charge, complaint, claim, demand, or notice alleging any such interference, infringement, misappropriation, or violation (including any claim that Target must license or refrain from using any Intellectual Property rights of any third party). To the Knowledge of the Sellers and the directors and officers (and employees with responsibility for Intellectual Property matters) of Target, no third party has interfered with, infringed upon, misappropriated, or otherwise come into conflict with any Intellectual Property rights of Target.

         3.3.8 Contracts. The Disclosure Schedule lists the following contracts and other agreements to which Target is a party:

                  (a) any agreement (or group of related agreements) for the lease of personal property to or from any Person providing for lease payments in excess of $100,000 per annum;

                  (b) any agreement (or group of related agreements) for the purchase or sale of raw materials, commodities, supplies, products, or other personal property, or for the furnishing or receipt of services, the performance of which will extend over a period of more than one year, results in a material loss to Target, or involve consideration in excess of $100,000;

                  (c)any agreement concerning a partnership or joint venture;

                  (d) any agreement (or group of related agreements) under which it has created, incurred, assumed, or guaranteed any indebtedness for borrowed money, or any capitalized lease obligation, in excess of $100,000 or under which it has imposed a Security Interest on any of its assets, tangible or intangible;

                    (e)   any   agreement    concerning    confidentiality    or
                    noncompetition;

                    (f) any agreement with the Seller and its Affiliates (other than Target);

                  (g) any profit sharing,  stock option,  stock purchase,  stock appreciation, deferred compensation, severance, or other material plan or arrangement for the benefit of its current or former directors, officers, and employees;

                  (h)      any collective bargaining agreement;

                  (i) any agreement for the employment of any individual on a full-time, part-time, consulting, or other basis providing annual compensation in excess of $100,000 or providing severance benefits;

                  (j) any agreement under which it has advanced or loaned any amount to any of its directors, officers, and employees outside the Ordinary Course of Business;

                  (k) any agreement under which the consequences of a default or termination could have a material adverse effect on the business, financial condition, operations, results of operations, or future prospects of Target; or

                  (l) any other agreement (or group of related agreements) the performance of which involves consideration in excess of $100,000.

         The Seller has delivered to Buyer a correct and complete copy of each written agreement listed in the Disclosure Schedule (as amended to date) and a written summary setting forth the terms and conditions of each oral agreement referred to in the Disclosure Schedule. With respect to each such agreement: (A) the agreement is legal, valid, binding, enforceable, and in full force and effect; (B) the agreement will continue to be legal, valid, binding, enforceable, and in full force and effect on identical terms following the consummation of the transactions contemplated hereby; (C) no party is in breach or default, and no event has occurred which with notice or lapse of time would constitute a breach or default, or permit termination, modification, or acceleration, under the agreement; and (D) no party has repudiated any provision of the agreement.

         3.3.9 Notes and Accounts Receivable. All notes and accounts receivable of Target are reflected properly on Target's books and records, are valid receivables subject to no setoffs or counterclaims, are current and collectible, and will be collected in accordance with their terms at their recorded amounts, subject only to the reserve for bad debts, if any, set forth on the face of the Most Recent Financial Statements (rather than in any notes thereto) as adjusted for the passage of time through the Closing Date in accordance with the past custom and practice of Target.

         3.3.10 Insurance. The Disclosure Schedule sets forth the material information with respect to each insurance policy (including policies providing property, casualty, liability, and workers' compensation coverage and bond and surety arrangements) to which Target has been a party, a named insured, or otherwise the beneficiary of coverage at any time within the past five years.

         3.3.11 Product Liability. Target has no Liability (and there is no Basis for any present or future action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand against any of them giving rise to any Liability) arising out of any injury to individuals or property as a result of the ownership, possession, or use of any product manufactured, sold, leased, or delivered by Target.

         3.3.12 Employee Benefits. With respect to any Employee Benefit Plan that Target maintains or ever has maintained or to which Target contributes, ever has contributed, or ever has been required to contribute, the Seller has delivered to the Buyer correct and complete copies of the plan documents and summary plan descriptions, the most recent determination letter received from the Internal Revenue Service, the most recent Form 5500 Annual Report, and all related trust agreements, insurance contracts, and other funding agreements which implement each such Employee Benefit Plan. Target does not maintain and has never maintained or contributed, or has never been required to contribute to any Employee Welfare Plan providing medical, health, or life insurance or other welfare-type benefits for current or future required or terminated employees, their spouses, or their dependents (other than in accordance with Code Sec. 4980B).

         3.3.13 Certain Business Relationships with Target. The Seller has not been involved in any business arrangement or relationship with Target within the past 12 months, and the Seller does not own any asset, tangible or intangible, which is used in the business of Target.

         3.3.14 Disclosure. The representations and warranties contained in this
         Section III do not contain any untrue statement of a material fact or omit to state any material fact necessary in order to make the statements and information contained in this III not misleading.

         Article IV
         Covenants

         4.1 Seller's Covenants. Seller covenants with Buyer as follows:

         4.1.1. Access. Except as set forth in Articles V and VI, from the date hereof to the Closing Date, Seller shall afford and shall cause to be afforded to Buyer and Buyer's representatives full and reasonable access to the Target, to all books and records in the possession or control of Target regarding the Assets, and to the charter, by-laws, minutes, and corporate resolutions of the Target subject to the Trade Secrets Agreement between Target and Buyer.

         4.1.2. Exclusive Dealing. From and after the date of this Agreement until Closing, except as otherwise consented to by Buyer in writing, and except for the termination of dealings with other parties with whom Seller had previously communicated regarding the purchase of the Assets, Seller shall not either directly or indirectly through a representative:

                           (a)provide information to any Person or representative of such Person, which would assist such Person in evaluating the prospects of purchasing the Target or its Assets;

                           (b)initiate, encourage, solicit, analyze or respond to any inquiries, offers, proposals, bids, or other investigations by any Person to acquire all or any of the shares of Target (other than to indicate that the shares of Target are not for sale);

                           (c)enter into or agree to enter into any transaction, the result of which would interfere, hinder, delay or materially change the effect of the transaction contemplated by this Agreement; or

                           (d)negotiate with any Person with respect to any such transaction.

         4.1.3.   Conduct of Business.

                           (a).......Prior to Closing Seller shall:

                           (i) maintain, repair and operate the Target in accordance with standard practices and the practices historically employed with respect to the business of Target and comply in all material respects with Laws and perform in all material respects the obligations under the Contracts;

                           (ii) provide Buyer, as soon as reasonably practicable following receipt by Seller, with written notice of all proposals regarding the business and Assets of Target;

                           (iii) maintain the Target in its present customary offices, except to the extent that the Assets are moved for use at work locations and returned to their present customary locations after the work is complete;

         (iv) promptly notify Buyer of any Loss, damage, or injury to, relating to, or wholly or partly caused by, any of the Assets.


                           (b)With the consent of Buyer, prior to Closing Seller shall not permit Target to:

                                    (i) incur obligations with respect to, or undertake any transactions relating to, the Target, other than transactions (1) in the normal, usual and customary manner, (2) of a nature and in an amount consistent with prior practice, and (3) in the ordinary course of business and operating the Target;

                                    (ii) enter into any new material agreements or commitments with respect to the business of the Target;

                                   (iii) abandon or scrap any part of the Assets of Target; or

                                    (iv)   sell,    lease,    rent,    encumber,
                                    hypothecate, sell or otherwise dispose of any part of, or interest in, any of the Assets of Target.

         4.2 Covenants of Seller and Buyer. Seller and Buyer covenant to each other as follows:

         4.2.1 Compliance with Conditions Precedent. Each Party shall use its best efforts to cause the conditions precedent set forth in Article VII, applicable to such Party, to be fulfilled and satisfied as soon as practicable but in any event prior to Closing.

         4.2.2 Preparation of Closing Documents. With respect to Closing Documents, each Party shall deliver proposed forms of all other documents to be delivered at Closing pursuant to this Agreement for which such Party is responsible no later than 10 days prior to Closing.

         4.2.3 Press Release. Prior to Closing and for a period of 30 days following Closing, neither Party shall make any press release or other announcement in connection with this Agreement without first consulting with the other Party and accommodating all reasonable requests to the other Party regarding the statements made in such press release or announcement. Following such consultation and good faith attempt to make reasonable accommodations, either Party may make any announcement or press release that it believes is either required by applicable Law or the rules of any stock exchange, or is advisable in connection with such Party's obligation to provide public disclosure regarding its activities. This provision shall not apply to any filing with any Governmental Body or stock exchange required by Law, rule or regulation.

         4.2.4 Brokers. The Parties represent to each other that no broker, finder, financial advisor, investment banker, or similar person has been retained by a Party in connection with this Agreement.

         4.2.5 Post-Closing Access. Except as otherwise expressly provided herein, from and after the Closing Date, Buyer and Seller shall reasonably cooperate and afford each other or cause to be afforded to their respective officers, employees, accountants and other representatives access, upon reasonable notice, during business hours with respect to the facility to which access has been requested, to review and copy the books, documents, databases, or other records relating to the Assets (which books, documents, databases, records, or employees files or other information the Parties shall cooperate and assist one another in identifying and locating), interview, depose or seek testimony of employees, provide assistance in proceedings with employees as witnesses or advisors, investigate the physical premises, take photographs or videotapes, identify employees and contractors with knowledge of any matter which is the subject of a claim for which a Party has responsibility and make such employees available to such Party and provide reasonable office space to do any of the foregoing in connection with any matter affecting or alleged to affect the Party requesting such access.

         4.2.6 Employee Matters. Subject to the Trade Secrets Agreement between Target and Buyer, Buyer shall have the right to solicit the employees of Target or of any Affiliate of Seller who work directly on or in connection with the Target ("Employees"), and shall have the right to offer employment to and hire any Employees. If Buyer hires any Employee, the terms of employment shall be at Buyer's discretion.

         4.2.7 Further Assurances. Each Party shall, from time to time at the request of the other, and without further consideration, execute and deliver such other instruments of sale, transfer conveyance, assignment, clarification and termination and take such other action as the Party making the request may require to effect the intentions of the Parties, including those required to sell, transfer, convey and assign to, and vest in Buyer, and to place Buyer in possession of the Assets, and to give Buyer full and unencumbered rights of ownership, operation, use, possession, and enjoyment of the Assets. Seller intends to convey all the stock of Target at Closing.

         4.2.8 Files Transfer. Seller shall deliver to Buyer the originals of all the files and records relating to the Target. Seller shall have the right to make copies of all originals. For five years after Closing, Seller shall have the right, during regular business hours, and at its expense, to inspect and copy the files and records relating to the Target.

          4.2.9 Post-Closing Covenants. The parties agree as follows with respect to the period following the Closing:

                           (a)General. In case at any time after the Closing any further action is necessary or desirable to carry out the purposes of this Agreement, each of the Parties will take such further action (including the execution and delivery of such further instruments and documents) as any other Party reasonably may request, all at the sole cost and expenses of the requesting Party (unless the requesting Party is entitled to indemnification thereof under section VI below). The Seller acknowledges and agrees that from and after the Closing the Buyer will be entitled to possession of all documents, books, records (including Tax records), agreements, and financial data of any sort relating to Target.

                           (b)Covenant Not to Compete. For a period of two years from and after the Closing Date, (i) the Seller will not engage directly or indirectly in any business that Target conducts as of the Closing Date within 200 miles of any office in which Target conducts that business as of the Closing Date.

                           (c)Consulting Services. Sellers shall remain available for consultation at compensation mutually agreed by the parties for a period of 180 days following the Closing.

         Article V
         Taxes

         5.1 Tax Proceedings. If Buyer or any of Buyer's Affiliates receives notice of any examination, claim, adjustment or other proceeding relating to the liability for Taxes of or with respect to Seller for any period Seller is or may be liable under this Agreement, Buyer shall notify Seller in writing within 20 days of receiving notice thereof. As to any such Taxes for which Seller is or may be liable under this Agreement, Seller shall at Seller's expense control or settle the contest of such examination, claim, adjustment or other proceeding, and shall indemnify Buyer against all Losses in connection therewith. The Parties shall cooperate with each other and with their respective
         Affiliates in the negotiation and settlement of any proceeding described in this Article. Buyer shall provide, or cause to be provided, to Seller necessary authorizations, including powers of attorney, to control any proceeding which Seller is entitled to control pursuant to this Article.

         Article VII
         Indemnity

         6.1 Indemnification by Seller. Seller shall indemnify, defend and hold harmless Buyer from and against all Losses based upon, arising out of, in connection with, or relating to:

         6.1.1 any breach of any representation, warranty, covenant or agreement of Seller contained in this Agreement;

         6.1.2 any matter arising in connection with the ownership, possession, use, enjoyment, or operation of the Target prior to the Effective Date;

         6.1.3 any claim of any Third Party to any right to ownership, possession, use, enjoyment, or operation of the Target arising prior to the Effective Date;

          6.1.4 any matter relating to the Employees and relating to periods prior to the Effective Date; and

         6.1.5 all actions, proceedings, claims, litigation, arbitration, mediation or other dispute resolution procedure pending as of the Effective Date relating to or affecting the Target.
         6.1.1
         6.2 Indemnification by Buyer. Buyer shall indemnify, defend and hold harmless Seller from and against all Losses based upon, arising out of, in connection with, or relating to:

         6.2.1 any breach of any representation, warranty, covenant or agreement of Buyer contained in this Agreement;

         6.2.2 if the Closing occurs, any matter arising in connection with the ownership, possession, use, enjoyment, or operation of the Target on or after the Effective Date;

         6.2.3    Buyer's inspection of the Target; and

         6.2.4 any matter relating to the Employees and relating to periods after the Effective Date.

          6.3 Method of Asserting Claims. All claims for indemnification under this Agreement shall be asserted and resolved as follows:

         6.3.1 Third Person Claims. If any claim for which a Party providing indemnification (the "Indemnifying Party") would be liable to a Party or any of its officers, directors, employees, agents or representatives entitled to indemnification hereunder (the "Indemnified Party") is asserted against or sought to be collected by a Third Person, the Indemnified Party shall promptly notify the Indemnifying Party of such claim, specifying the nature of such claim and the amount or the estimated amount thereof to the extent then feasible (which estimate shall not be conclusive of the final amount of such claim) (the "Claim Notice"). The Indemnifying Party shall have 30 days from its receipt of the Claim Notice (the "Notice Period") to notify the Indemnified Party

                           (a)whether or not it disputes its liability to the Indemnified Party hereunder with respect to such claim, and

                           (b)if it does not dispute such liability, whether or not it desires, at its sole cost and expense, to defend the Indemnified Party against such claim; provided, however, that the Indemnified Party is hereby authorized prior to and during the Notice Period to file any motion, answer or other pleading, submission or document which it shall deem necessary or appropriate to protect its interests. If the
                           Indemnifying Party notifies the Indemnified Party within the Notice Period that it does not dispute such liability and desires to defend against such claim or demand, then, except as hereinafter provided, the Indemnifying Party shall have the right to defend such claim or demand by appropriate proceedings, which proceedings shall be promptly settled or prosecuted to a final conclusion, in such a manner as to avoid any risk of the Indemnified Party becoming subject to liability. If the Indemnified Party desires to participate in, but not control, any such defense or settlement, it may do so at its own cost and expense. If the Indemnifying Party disputes its liability with respect to such claim, or elects not to defend against such claim, whether by not giving timely notice as provided above or otherwise, the Indemnified Party shall have the right but not the obligation to defend against such claim, and the amount of any such claim, or if the same be contested by the Indemnifying Party or by the Indemnified Party, then that portion thereof as to which such defense is unsuccessful, shall be conclusively deemed to be a liability of the Indemnifying Party hereunder (subject, if it has timely disputed liability, to a determination in accordance with this Agreement that the disputed liability is covered by this Article).

                           (c)Other Claims. In the event that the Indemnified Party shall have a claim against the Indemnifying Party hereunder which does not involve a claim or demand being asserted against or sought to be collected from it by a Third Person, the Indemnified Party shall promptly send a Claim Notice with respect to such claim to the Indemnifying Party. If the Indemnifying Party does not notify the Indemnified Party within the Notice Period that it disputes such claim, the amount of such claim shall be conclusively deemed a liability of the Indemnifying Party hereunder.

         6.4 Payment. Payments in regard to Third Person claims under this Agreement shall be made as follows:

         6.4.1 Payment of Undisputed Amount. If the Indemnifying Party is required to make any payment, the Indemnifying Party shall promptly pay the Indemnified Party the amount so determined. If there should be a dispute as to the amount or manner of determination of any indemnity obligation owed, the Indemnifying Party shall nevertheless pay when due such portion, if any, of the obligation as shall not be subject to dispute. Upon the payment in full of any claim, the Indemnifying Party shall be subrogated to the rights of the Indemnified Party against any Person or other entity with respect to the subject matter of such claim.

         6.4.1 Interest. If all or part of any indemnification obligation under this Agreement is disputed or is otherwise not paid when due, then upon resolution of the claim the Indemnifying Party shall pay on demand to the Indemnified Party interest at the Agreed Rate on that part of the obligation for each day from the date the amount became due until payment in full.

          6.4.2 Disputed Claims. If the Indemnifying Party shall notify the Indemnified Party during the Notice Period that it disputes any claim for indemnification (the "Disputed

         Claim"), the Disputed Claim shall be subject to the dispute resolution procedures provided in this Agreement.
         6.4.1
         Article VII
         Conditions Precedent

         7.1 Conditions Precedent of Buyer. The obligations of Buyer to consummate the transactions contemplated by this Agreement are subject to the following conditions:

         7.1.1 Representations and Warranties True at Closing. The representations and warranties of Seller contained in this Agreement or in any certificate or document delivered pursuant to the provisions hereof, or in connection with the transaction contemplated hereby, were true and complete when made, and shall be true and complete on and as of the Closing Date as though such representations and warranties were made at and as of such date except as otherwise expressly provided herein.

         7.1.2 Compliance with Agreement. On and as of the Closing Date, Seller and Target shall have performed and complied with all agreements, covenants, and conditions required by this Agreement to be performed and complied with prior to or on the Closing Date.

         7.1.3 Approval of Proceedings. All actions, proceedings, instruments and documents required of Seller to carry out this Agreement, or incidental thereto, and all other related legal matters shall have been approved by William Vincent Walker, as counsel for Buyer, which approval shall not be unreasonably withheld.

         7.1.4 Opinion of Counsel. There shall have been delivered to Buyer the opinion of Clyde Wright, Jr., as counsel for Seller, dated the Closing Date and in the form set forth on Exhibit F.

         7.1.5 Conveyance. Seller shall execute, acknowledge and deliver to Buyer such other documents as may be necessary to carry out the purpose of this Agreement.

         7.1.6 No Material Adverse Change. There shall not have occurred with respect to Target any material adverse change in the condition or value thereof other than changes in the ordinary course of business and there has been no material adverse changes resulting from events or circumstances that affect the financial markets.

         7.2 Conditions Precedent of Seller. The obligations of Seller to consummate the transactions contemplated by this Agreement are subject to the following conditions:

          7.2.1 Representations and Warranties True at Closing. The representations and warranties of Buyer contained in this Agreement or in any certificate or document delivered pursuant to the provisions hereof, or in connection with the transactions contemplated hereby, were true and complete when made, and shall be true and complete on and as of the Closing Date as though such representations and warranties were made at and as of such date except as otherwise expressly provided herein.

         7.2.2 Compliance with Agreement. On and as of the Closing Date, Buyer shall have performed and complied with all agreements, covenants, and conditions required by this Agreement to be performed and complied with prior to or on the Closing Date.

          7.2.3 Certified Resolutions and Officers' Certificate. Buyer shall have delivered to Seller

                           (a)a certificate dated the Closing Date signed by the Secretary of Buyer with respect to the action of Buyer's Board of Directors authorizing the transactions contemplated by this Agreement in accordance with Buyer's Corporate Documents, and

                           (b)a certificate dated the Closing Date and signed by the President of Buyer certifying in such detail as Seller may reasonably request to the fulfillment of the conditions specified in Sections 7.2.1 and 7.2.2.

         7.2.4 Approval of Proceedings. All actions, proceedings, instruments and documents required for Buyer to carry out this Agreement, or incidental thereto, and all other related legal matters shall have been approved by Clyde Wright, Jr., as counsel for Seller, which approval shall not be unreasonably withheld.

         7.2.5 Opinion of Counsel. There shall have been delivered to Seller an opinion of William Vincent Walker, dated the Closing Date and in the form set forth on Exhibit E.

         7.2.6 Injunction. On the Closing Date, there shall be no injunction, writ, or preliminary restraining order or any order of any nature issued by a court or other Governmental Body of competent jurisdiction directing that the transactions provided for herein or any of them not be consummated as herein provided or imposing any conditions on the consummation of the transactions contemplated hereby and no material proceeding or lawsuit shall have been commenced or threatened by any Governmental Body or other Person with respect to any of the transactions contemplated by this Agreement.

         7.2.7 Conveyance. Buyer shall execute, acknowledge and deliver to Seller such documents as may be necessary to carry out the purposes of this Agreement.

         Article VIII
         Miscellaneous

         8.1 Notices. All notices, consents, requests, demands, and other communications hereunder shall be in writing and shall be deemed to have been duly given or delivered if

         8.1.1    delivered by hand,

          8.1.2 delivered by a recognized overnight commercial courier (receipt requested), or

         8.1.3 sent by telecopier (with receipt confirmed), provided that a copy is promptly thereafter mailed in the United States by first-class postage prepaid mail,

         to the Party as follows (or to such other address as any Party shall have last designated by 15 days' notice to the other Parties).

                  If to Seller:

                  Dickie McGehee
                  P.O. Box 4037
                  Alice, Texas  7332

                  Telecopier:      (512) 668-1170

         If to Buyer:

                  Frank Moss
                  2450 South Shore Boulevard, Suite 210
                  League City, Texas  77573

                  Telecopier:  (281) 535-0410

A notice shall also be deemed given if an original, photocopy or facsimile is actually received by the Persons designated to receive notice, regardless of the manner of transmission.

         8.2 Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the Laws of the State of Texas, with venue established in the State Courts of Harris County, Texas, and the United States District Court for the Southern District of Texas

         8.3 Assignment. This Agreement and the rights and obligations created hereunder shall not be assigned prior to Closing by either Party except that Buyer may assign its rights to a single Affiliate of Buyer provided Buyer remains primarily liable for the performance of all obligations hereunder. Subsequent to Closing either Party may assign their obligations hereunder to an Affiliate provided the Party remains primarily liable for the performance of the Party's obligations hereunder. Subsequent to Closing neither Party may assign its rights or interests under this Agreement except in connection with a sale of all or substantially all of Target Shares or in connection with a merger or similar transaction.

         8.4 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

         8.5 Invalidity. If any of the provisions of this Agreement including the Exhibits is held invalid or unenforceable, such invalidity or unenforceability shall not affect in any way the validity or enforceability of any other provision of this Agreement. In the event any provision is held invalid or unenforceable, the Parties shall attempt to agree on a valid or enforceable provision which shall be a reasonable substitute for such invalid or unenforceable provision in light of the tenor of this Agreement and, on so agreeing, shall incorporate such substitute provision in this Agreement.

         8.6 Entire Agreement and Construction. This Agreement contains the entire agreement between the Parties with respect to the transactions contemplated hereby and all prior understandings and agreements shall merge herein. There are no additional terms, whether consistent or inconsistent, oral or written, which are intended to be part of the Parties' understandings which have not been incorporated into this Agreement and the Exhibits which have been incorporated herein by reference. The Parties agree that they have jointly participated in the drafting and preparation of this Agreement and that the language of this Agreement shall be construed as a whole according to its fair meaning and not strictly for or against any of the Parties hereto.

         8.7 Expenses. Except as otherwise expressly provided herein, each Party shall bear its fees, costs and expenses in connection with the transactions contemplated herein, including, without limitation, all legal and accounting fees and disbursements and fees and expenses of other advisors retained by such Party.

         8.8 Waivers and Amendments. All amendments and other modifications hereof shall be in writing and signed by each of the Parties. Either Party may by written instrument

         8.8.1 waive any inaccuracies in any of the representations or warranties made to it by any other Party contained in this Agreement or in any instruments and documents delivered to it pursuant to this Agreement;

         8.8.2 waive compliance or performance by the other Party with or of any of the covenants or agreements made to it by the other Party contained in this Agreement; or

         8.8.3    waive any of its conditions precedent to Closing;

         The delay or failure on the part of a Party hereto to insist, in any one instance or more, upon strict performance of any of the terms or conditions of this Agreement, or to exercise any right or privilege herein conferred shall not be construed as a wavier of any such terms, conditions, rights or privileges but the same shall continue and remain in full force and effect. All rights and remedies are cumulative. The waiver of a condition to Closing by a Party regarding a warranty, representation or covenant shall not constitute a waiver or a breach of such warranty, representation or covenant; provided, however, that the Parties shall attempt in good faith to agree prior to closing upon the resolution of a breach of a representation or warranty that arises after the date of this Agreement which could result in liability to the breaching Party and of which the other Party has actual Knowledge, and if the Parties cannot agree upon a resolution, the breach shall be deemed waived if the Closing occurs.

         8.9 Survival of Warranties, Representations and Covenants. All representations and warranties contained in this Agreement shall survive the Closing and continue with respect to claims made on or before two years following the Closing Date. The covenants, indemnities and agreements contained in this Agreement shall survive the Closing and continue in accordance with their respective terms.

         8.10 Section Headings. The section headings in this Agreement are for convenience of reference only and shall not be deemed to alter or affect the interpretation of any provision thereof.

         8.11     Termination.  This Agreement may be terminated

          8.11.1 by mutual written consent of the Parties at any time prior to the Closing;

         8.11.2 by Buyer by notice to Seller given on or before the Closing Date, if Buyer shall discover any material fact or condition existing on the date of such variance with any of the representations and warranties of Seller contained in this Agreement; or

         8.11.3 by Buyer by notice to Seller given on or before the Closing Date, if Buyer is not satisfied, in its sole and absolute discretion, with the condition, location, ownership, encumbrance, title or existence of the property and business of Target necessary to obtain the full and unencumbered ownership, operation, possession, use, and enjoyment of the business of Target, or with the conditions, restraints or restrictions on Target.

         8.11.4 by Seller or Buyer if the Closing shall not have occurred on or before February 27, 1998, other than through the fault of the terminating Party.

         Upon any termination the Parties shall have no further obligations under this Agreement, except that the provisions of Section 8.1 through 8.8, 8.10, and 8.12 shall remain in full force and effect.

         8.12 Dispute Resolution. Except as expressly provided to the contrary in this Agreement, the parties shall submit every dispute relating to this Agreement to binding arbitration as follows:

         8.12.1 Selection of Arbitrator. The Parties shall use reasonable efforts to select a mutually acceptable arbitrator. If the Parties fail to agree on an arbitrator within 15 days, either Party may request the judge of the United States District Court for the Southern District of Texas having greatest tenure, but not yet on retired or senior status, to appoint an arbitrator. If that

         8.12.2 Qualifications of Arbitrator. Each arbitrator shall be knowledgeable about matters affecting the issue(s) for which such arbitrator is appointed (and where applicable, shall be a professional in the matter of dispute) or shall be a former member of the Texas or federal judiciary, and shall be required to meet the qualification requirements of the Commercial Arbitration Rules of the American Arbitration Association (the "AAA Rules"). If prior to rendering a decision an arbitrator resigns or becomes unable to serve, the arbitrator will be replaced using the mechanism set forth herein.

         8.12.3 Suit Prohibited. No Party will commence or prosecute any suit or action against another Party other than as may be necessary to compel arbitration or to enforce the award of an arbitrator.

         8.12.4 Damages. The arbitrator shall not have any authority to award consequential, exemplary or punitive damages. The sole forum for the arbitration shall be Harris County, Texas, and all hearings shall be conducted in Harris County, Texas.

         8.12.5 Decision. The decision of the arbitrator shall be rendered in writing and shall be final and binding upon the Parties. Any Party shall have the right to entry of judgment, by any court of competent jurisdiction, upon the decision of the arbitrator. Unless declared otherwise by the arbitrator:

                    (a) the expenses of arbitration, including compensation to the aribtrator, shall be borne equally by the Parties;

                           (b) each Party shall bear the compensation and expenses of its own counsel, witnesses and employees; and

                           (c) if the testimony of a witness is obtained by both Parties, the costs associated with obtaining such testimony shall be borne equally between the Parties.

         8.12.6 AAA Rules. Matters not specifically provided for herein shall be governed by the AAA Rules on procedure matters and by laws of the State of Texas and United States of America on substantive law matters.

                  IN WITNESS WHEREOF, the Parties hereto have entered into this Agreement as of the date first herein above written.

SELLER:                            BUYER:


                                   SYNAPTIX SYSTEMS CORPORATION
Dickie McGehee

                                   By
Denise McGehee

                                                               Exhibit 2.1.1
                                 PROMISSORY NOTE

$3,024,000.00                     Alice, Texas                    March 12, 1998

         FOR VALUE RECEIVED, the undersigned SYNAPTIX SYSTEMS CORPORATION (hereinafter called "Maker"), promisses to pay to the order of Dickie McGehee and Denise McGehee (hereinafter called "Payee"), at Alice Texas, in lawful money of the United States of America, the sum of THREE MILLION TWENTY FOUR THOUSAND and NO/100 $3,024,000.00) with no interest on unpaid balance from date of this Note until maturity. All past due principle shall bear interest at twelve percent (12%) per annum. Past due interest shall be computed on a per annum basis of a year of 365 days and for the actual number of days (including the first but excluding the last day) elapsed.

         This note shall be due and payable as follows, to wit:

         Principal in full is payable on or before July 13, 1998, as follows:

                  Payee, at its election, may demand any cash sum up to $1,000,000 payable against the principal with the balance of the principal discharged by delivery of common stock of Maker valued on the last trading day before the maturity or payment date as the mean between the average closing bid and ask price reported by the market makers for the common stock, but the value per share credited against the note shall not exceed $2.50 per share. Payee shall give Maker notice 20 days before maturity of the amount of cash to be demanded.

         Maker promises to pay to the order of Payee at Alice, Texas, according to the terms of payment the principal amount. Maker can prepay (advance the maturity) of this Note with 10 days' prior notice to payee.

         If Maker defaults in the payment of this note or in the performance of any obligation in any instrument securing it, and the default continues after Payee gives Maker notice of the default and the time within which it must be cured, as may be required by law or by written agreement, then payee may declare the unpaid principal balance and earned interest on this note immediately due. Maker and each surety, endorser, and guarantor waive all demands for payment, presentations for payment, notices of intention to accelerate maturity, notices of acceleration of maturity, protests, and notices of protest, to the extent permitted by law.

         If this note is given to an attorney for collection or enforcement, or if suit is brought for collections or enforcement, or if it is collected or enforced through probate bankruptcy, or other judicial proceeding, then Maker shall pay Payee all costs of collections and enforcement, including reasonable attorney's fees and court costs, in addition to other amounts due.

         Interest on the debt evidenced by this Note shall not exceed the maximum amount of nonusurious interest that may be contracted for, taken, reserved, charged, or received under law; any interest in excess of that maximum amount shall be credited on the principal of the debt or, if that has been paid, refunded. On any acceleration or required or permitted prepayment, any such excess shall be canceled automatically as of the acceleration or prepayment or, if already paid, credited on the principal of the debt or, if the principal of the debt has been paid, refunded. This provision overrides other provisions in this and all other instruments concerning the debt.

         When the context requires, singular nouns and pronouns include the plural.

         This note shall be construed under and governed by the laws of the State of Texas.

         Wherefore, intended to be legally bound hereby, Maker has executed this note this 12th day of March, 1998.


                           Maker

                           Synaptix Systems Corporation


                           /s/ Peter Vanucci
                           Peter Vanucci, chairman / CEO

                                                                     Exhibit 4
                          SYNAPTIX SYSTEMS CORPORATION

                         EMPLOYEE STOCK OPTION AGREEMENT


         This  Agreement is made  effective as of the 13th day of May, 1998 (the
"Option  Grant  Date"),  by  and  between  SYNAPTIX  SYSTEMS   CORPORATION  (the
"Company") and PETER C. VANUCCI (the "Optionee").

                                                     RECITALS

         WHEREAS, the Board of Directors of the Company has established the Synaptix Systems Corporation 1997 Incentive Stock Option Plan (the "Plan"); and

         WHEREAS, pursuant to the provisions of said Plan, the Board of Directors of the Company, by action duly taken on May 13, 1998, granted to the Optionee an option or options (the "Option(s)") to purchase up to 1,000,000 shares of the common stock of the Company on the terms and conditions set forth herein, and further, that such grant of options shall be for a period of five
(5) years wherein said Optionee shall have the right to purchase said shares, even in the event of resignation as a member of the board of directors, as the shares were granted to Optionee in consideration of Mr. Vanucci's acceptance of employment as Chief Executive Officer, in addition to his election as Chairman of the Board of Directors, in accordance with a resolution that was adopted by the board of directors on May 13, 1998.

                                                     AGREEMENT

         NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants set forth herein and other good and valuable consideration, the parties hereto agree as follows:

         1. The Option(s). The Optionee may, at his option and on the terms and conditions set forth herein, purchase all or any part of an aggregate of One Million (1,000,000) shares of common stock under the Plan, at the price of $.50 per share.

         2. Plan Type and Exercise Dates. The Options (if more than one) are intended as separate incentive stock options. The Option(s) shall be exercisable at the option price(s) as to the specific number of shares on and after the "Start" dates and on or before the "Terminate" dates set forth below:

    Numbers of      Option                 Exercise Dates
     Shares         Price      Start Date                Termination Date

   1,000,000        $.50       May 13, 1998              May 13, 2003

         Optionee acknowledges that he understands that he has no right whatsoever to exercise the Option(s) granted hereunder with respect to any optioned shares covered by any installment, until such installment accrues as provided above. Optionee further understands that the Option(s) granted hereunder shall expire and become unexercisable as provided in Section 3c below.

         3. Governing Plans. This Agreement hereby incorporates by reference the Plan and all of the terms and conditions of the Plan and as the same may be amended from time to time hereafter in accordance with the terms thereof, but no such subsequent amendment shall adversely affect the Optionee's rights under this Agreement and the Plan, except as may be required by applicable law. The Optionee expressly acknowledges and agrees that the provisions of this Agreement are subject to the Plan; the terms of this Agreement shall in no manner limit or modify the controlling provisions of the Plan, and in case of any conflict between the provisions of the Plan and this Agreement, the provisions of the Plan shall be controlling and binding upon the parties hereto. The Optionee also hereby expressly acknowledges, represents and agrees as follows:

         (a) Acknowledges receipt of a copy of the Plan, a copy of which is attached hereto and by reference, incorporated herein, and represents that he is familiar with the terms and provisions of said Plan, and hereby accepts this Agreement, subject to all of the terms and provisions of said Plan, with the exception that the Optionee shall have the right to exercise said options for a period of five (5) years, notwithstanding the resignation of said director during the five year period.

         (b) Agrees to accept as binding, conclusive and final, all decisions or interpretations of the Board of Directors (or the Committee, if so authorized) upon any questions arising under the Plan.

          (c) Acknowledges that he is familiar with Section 7 of the Plan regarding the exercise of the Option(s) and represents that he understands that said Option(s) must be exercised on or before the earliest of the following dates, whichever is applicable: (I) the "Terminate" date noted above in Section 2; (ii) the day prior to the fifth anniversary of the Option(s) Grant Date, as provided in Section 7(b) of the Plan; (iii) the Effective Date of a sale or other disposition of all or substantially all of the stock or assets of the Company, as provided in Subsection 7(c) of the Plan; (iv) the date which is 30 days prior to the Optionee's fifth anniversary of the Options Grant Date, other than death or total and permanent disability, as provided under Subsection 7(d) of the Plan; or (v) the date that is one year following his death. or the date that is one year following his total and permanent disability, whichever is applicable, as provided in Subsection 7(e) of the Plan.

         (d) Acknowledges and understands that the use by Optionee of Company Stock to pay the exercise price of an Option, as permitted by Section 4 of this Agreement, may have significant adverse tax consequences for Optionee, and that Optionee should consult with a knowledgeable tax advisor prior to utilizing Company Stock to exercise an Option.

         4. Exercise. In order to exercise an Option, the Optionee shall deliver a written notice of exercise to the Company at its principal business office, which notice shall specify the number of shares purchased and shall be accompanied by payment in cash or check, made payable to the order of the Company in the full amount of the purchase price of the shares to be purchased.

         5. Representation and Warranties. As a condition to the exercise of any portion of an Option, the Company may require the person exercising such Option to make any representation and/or warranty to the Company as may, in judgment of Counsel to the Company, be required under any applicable law or regulation, including but not limited to, a representation and warranty that the shares are being acquired only for investment and without any present intention to sell or distribute such shares, in the opinion of counsel for the Company, such a representation is required under the Securities Act of 1933, or any other applicable law, regulation or rule of any governmental agency.

         6. Options Not Transferable. The Option(s) may be exercised during the lifetime of the Optionee, only by the Optionee. The Optionee's rights and interests under this Agreement and in and to the Option (s) may not be sold, pledged, hypothecated, assigned, encumbered, gifted or otherwise transferred in any manner, either voluntarily or involuntarily, by operation of law, except by will or the laws of descent or distribution, subject to the provisions of
Section 7(e) of the Plan.

         7. No Enlargement of Employee Rights. Nothing in this Agreement shall be construed to confer upon the Optionee (if any employee) any right to continue employment with the Company (or an Affiliated Company), or to restrict in any way the right of the Company (or an Affiliated Company, if he is an employee thereof) to terminate his employment.

         8. Withholding of Taxes. Subject to any election by Optionee to deliver stock owned by Optionee or to withhold shares of stock exercised pursuant to such option to satisfy such withholding obligation, Optionee authorizes the
Company to withhold, in accordance with any applicable law, from any compensation payable to him, any taxes required to be withheld by Federal, State or local law, as a result of the Grant of the Option(s) or the issuance of stock, pursuant to the exercise of such Option(s).

         9. Laws Applicable to Construction. This Agreement shall be construed and enforced in accordance with the laws of the State of Texas.

         10. Agreement Binding on Successors. The terms of this Agreement shall be binding upon the executors, administrators, heirs, successors, transferees and assignees of the Optionee.

         11. Costs of Litigation. In any action at law or in equity to enforce any of the provisions or rights under this Agreement or the Plan, the unsuccessful party to such litigation, as determined by the Court in a final judgment or decree, shall pay the successful party or parties all costs, expenses an reasonable attorney's fees incurred by the successful party or parties (including without limitation, costs, expenses and fees on any appeals), and if the successful party recovers judgment in any such action or proceeding, such costs, expenses and attorney's fees shall be included as part of the judgment .

         12. Necessary Acts. The Optionee agrees to perform all acts and execute and deliver any documents that may be reasonably necessary to carry out the provisions of this Agreement, including but not limited to, all acts and documents related to compliance with Federal and/or State securities laws.

         13. Counterparts. For convenience, this Agreement may be executed in any number of identical counterparts, each of which shall be deemed a complete original in itself, and may be introduced in evidence or used for any other purpose without the production of any counterparts.

         14. Invalid Provisions. In the event that any provision of this Agreement is found to be invalid or otherwise unenforceable under any applicable law, such invalidity or unenforceability shall not be construed as rendering any other provisions contained herein invalid or unenforceable, and all such other provisions shall be given full force and effect to the same extent as though the invalid and unenforceable provision was not contained herein.

                  IN WITNESS WHEREOF, the Company and the Optionee have executed this Agreement, effective as of the date first written hereinabove.


SYNAPTIX SYSTEMS CORPORATION                  OPTIONEE


By:
      Peter C. Vanucci,                       Peter C. Vanucci
     Title: Chairman and CEO
                                     Three Brecksville Commons
                                     8221 Brecksville Road, Suite 207
                                     Brecksville, Ohio 44141
By:
       Virginia M. Lazar
       Title: Secretary

                                 SPOUSAL CONSENT

         By his or her signature below, the spouse of the Optionee, if such Optionee be legally married as of the date of his execution of this Agreement, acknowledges that he or she has read this Agreement and Plan, and is familiar with the terms and provisions thereof, and agrees to be bound by all of the terms and conditions of said Agreement and said Plan document.


Dated:
                                                     Spouse



                        REPRESENTATION OF MARITAL STATUS

         By his or her signature below, the Optionee represents that he or she is not legally married as of the date of execution of this Agreement.


Dated:
                                                     Optionee

                                                                 Exhibit 4.1
                          SYNAPTIX SYSTEMS CORPORATION

                         EMPLOYEE STOCK OPTION AGREEMENT


     This  Agreement  is made  effective  as of the 13th day of May,  1998  (the
"Option  Grant  Date"),  by  and  between  SYNAPTIX  SYSTEMS   CORPORATION  (the
"Company") and VIRGINIA M.
LAZAR (the "Optionee").

                                                     RECITALS

     WHEREAS, the Board of Directors of the Company has established the Synaptix Systems Corporation 1997 Incentive Stock Option Plan (the "Plan"); and

     WHEREAS, pursuant to the provisions of said Plan, the Board of Directors of the Company, by action duly taken on May 13, 1998, granted to the Optionee an option or options (the "Option(s)") to purchase up to 500,000 shares of the common stock of the Company on the terms and conditions set forth herein, and further, that such grant of options shall be for a period of five (5) years wherein said Optionee shall have the right to purchase said shares, even in the event of resignation as a member of the board of directors, as the shares were granted to Optionee in consideration of Ms. Lazar's acceptance of employment as Executive Vice President and Corporate Secretary, in accordance with a resolution that was adopted by the board of directors on May 13, 1998.

                                                     AGREEMENT

     NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants set forth herein and other good and valuable consideration, the parties hereto agree as follows:

     1. The Option(s). The Optionee may, at his option and on the terms and conditions set forth herein, purchase all or any part of an aggregate of Five Hundred Thousand (500,000) shares of common stock under the Plan, at the price of $.50 per share.

     2. Plan Type and Exercise Dates. The Options (if more than one) are intended as separate incentive stock options. The Option(s) shall be exercisable at the option price(s) as to the specific number of shares on and after the "Start" dates and on or before the "Terminate" dates set forth below:

          Numbers of     Option              Exercise Dates
           Shares        Price   Start Date                 Termination Date

           500,000       $.50    May 13, 1998               May 13, 2003

     Optionee acknowledges that he understands that he has no right whatsoever to exercise the Option(s) granted hereunder with respect to any optioned shares covered by any installment, until such installment accrues as provided above. Optionee further understands that the Option(s) granted hereunder shall expire and become unexercisable as provided in Section 3c below.

     3. Governing Plans. This Agreement hereby incorporates by reference the Plan and all of the terms and conditions of the Plan and as the same may be amended from time to time hereafter in accordance with the terms thereof, but no such subsequent amendment shall adversely affect the Optionee's rights under this Agreement and the Plan, except as may be required by applicable law. The Optionee expressly acknowledges and agrees that the provisions of this Agreement are subject to the Plan; the terms of this Agreement shall in no manner limit or modify the controlling provisions of the Plan, and in case of any conflict between the provisions of the Plan and this Agreement, the provisions of the Plan shall be controlling and binding upon the parties hereto. The Optionee also hereby expressly acknowledges, represents and agrees as follows:

     (a) Acknowledges receipt of a copy of the Plan, a copy of which is attached hereto and by reference, incorporated herein, and represents that he is familiar with the terms and provisions of said Plan, and hereby accepts this Agreement, subject to all of the terms and provisions of said Plan, with the exception that the Optionee shall have the right to exercise said options for a period of five (5) years, notwithstanding the resignation of said director during the five year period.

     (b) Agrees to accept as binding, conclusive and final, all decisions or interpretations of the Board of Directors (or the Committee, if so authorized) upon any questions arising under the Plan.

     (c) Acknowledges that he is familiar with Section 7 of the Plan regarding the exercise of the Option(s) and represents that he understands that said Option(s) must be exercised on or before the earliest of the following dates, whichever is applicable: (I) the "Terminate" date noted above in Section 2; (ii) the day prior to the fifth anniversary of the Option(s) Grant Date, as provided in Section 7(b) of the Plan;
         (iii) the Effective Date of a sale or other disposition of all or substantially all of the stock or assets of the Company, as provided in Subsection 7(c) of the Plan; (iv) the date which is 30 days prior to the Optionee's fifth anniversary of the Options Grant Date, other than death or total and permanent disability, as provided under Subsection 7(d) of the Plan; or (v) the date that is one year following his death. or the date that is one year following his total and permanent disability, whichever is applicable, as provided in Subsection 7(e) of the Plan.

     (d) Acknowledges and understands that the use by Optionee of Company Stock to pay the exercise price of an Option, as permitted by Section 4 of this Agreement, may have significant adverse tax consequences for Optionee, and that Optionee should consult with a knowledgeable tax advisor prior to utilizing Company Stock to exercise an Option.

     4. Exercise. In order to exercise an Option, the Optionee shall deliver a written notice of exercise to the Company at its principal business office, which notice shall specify the number of shares purchased and shall be accompanied by payment in cash or check, made payable to the order of the Company in the full amount of the purchase price of the shares to be purchased.

     5. Representation and Warranties. As a condition to the exercise of any portion of an Option, the Company may require the person exercising such Option to make any representation and/or warranty to the Company as may, in judgment of Counsel to the Company, be required under any applicable law or regulation, including but not limited to, a representation and warranty that the shares are being acquired only for investment and without any present intention to sell or distribute such shares, in the opinion of counsel for the Company, such a representation is required under the Securities Act of 1933, or any other applicable law, regulation or rule of any governmental agency.

     6. Options Not Transferable. The Option(s) may be exercised during the lifetime of the Optionee, only by the Optionee. The Optionee's rights and interests under this Agreement and in and to the Option (s) may not be sold, pledged, hypothecated, assigned, encumbered, gifted or otherwise transferred in any manner, either voluntarily or involuntarily, by operation of law, except by will or the laws of descent or distribution, subject to the provisions of
Section 7(e) of the Plan.

     7. No Enlargement of Employee Rights. Nothing in this Agreement shall be construed to confer upon the Optionee (if any employee) any right to continue employment with the Company (or an Affiliated Company), or to restrict in any way the right of the Company (or an Affiliated Company, if he is an employee thereof) to terminate his employment.

     8. Withholding of Taxes. Subject to any election by Optionee to deliver stock owned by Optionee or to withhold shares of stock exercised pursuant to such option to satisfy such withholding obligation, Optionee authorizes the
Company to withhold, in accordance with any applicable law, from any compensation payable to him, any taxes required to be withheld by Federal, State or local law, as a result of the Grant of the Option(s) or the issuance of stock, pursuant to the exercise of such Option(s).

     9. Laws Applicable to Construction. This Agreement shall be construed and enforced in accordance with the laws of the State of Texas.

     10. Agreement Binding on Successors. The terms of this Agreement shall be binding upon the executors, administrators, heirs, successors, transferees and assignees of the Optionee.

     11. Costs of Litigation. In any action at law or in equity to enforce any of the provisions or rights under this Agreement or the Plan, the unsuccessful party to such litigation, as determined by the Court in a final judgment or decree, shall pay the successful party or parties all costs, expenses an reasonable attorney's fees incurred by the successful party or parties (including without limitation, costs, expenses and fees on any appeals), and if the successful party recovers judgment in any such action or proceeding, such costs, expenses and attorney's fees shall be included as part of the judgment .

     12. Necessary Acts. The Optionee agrees to perform all acts and execute and deliver any documents that may be reasonably necessary to carry out the provisions of this Agreement, including but not limited to, all acts and documents related to compliance with Federal and/or State securities laws.

     13. Counterparts. For convenience, this Agreement may be executed in any number of identical counterparts, each of which shall be deemed a complete original in itself, and may be introduced in evidence or used for any other purpose without the production of any counterparts.

     14. Invalid Provisions. In the event that any provision of this Agreement is found to be invalid or otherwise unenforceable under any applicable law, such invalidity or unenforceability shall not be construed as rendering any other provisions contained herein invalid or unenforceable, and all such other provisions shall be given full force and effect to the same extent as though the invalid and unenforceable provision was not contained herein.

         IN WITNESS WHEREOF, the Company and the Optionee have executed this Agreement, effective as of the date first written hereinabove.


SYNAPTIX SYSTEMS CORPORATION      OPTIONEE


By:

      Peter C. Vanucci,                    Virginia M. Lazar
     Title: Chairman and CEO
                                           18333 Egret Bay Boulevard, Suite 270

                                           Houston, Texas 77058

By:
       Virginia M. Lazar
       Title: Secretary

                                 SPOUSAL CONSENT

         By his or her signature below, the spouse of the Optionee, if such Optionee be legally married as of the date of his execution of this Agreement, acknowledges that he or she has read this Agreement and Plan, and is familiar with the terms and provisions thereof, and agrees to be bound by all of the terms and conditions of said Agreement and said Plan document.


Dated:

                                                                   Spouse



                        REPRESENTATION OF MARITAL STATUS

         By his or her signature below, the Optionee represents that he or she is not legally married as of the date of execution of this Agreement.


Dated: 5/20/98                               /s/ Virginia M. Lazar

                                                 Optionee

                                                                   Exhibit 4.2
                          SYNAPTIX SYSTEMS CORPORATION

                         EMPLOYEE STOCK OPTION AGREEMENT


     This  Agreement  is made  effective  as of the 13th day of May,  1998  (the
"Option  Grant  Date"),  by  and  between  SYNAPTIX  SYSTEMS   CORPORATION  (the
"Company") and EDWARD S.
FLEMING (the "Optionee").

                                                     RECITALS

     WHEREAS, the Board of Directors of the Company has established the Synaptix Systems Corporation 1997 Incentive Stock Option Plan (the "Plan"); and

     WHEREAS, pursuant to the provisions of said Plan, the Board of Directors of the Company, by action duly taken on May 13, 1998, granted to the Optionee an option or options (the "Option(s)") to purchase up to 150,000 shares of the common stock of the Company on the terms and conditions set forth herein, and further, that such grant of options shall be for a period of five (5) years wherein said Optionee shall have the right to purchase said shares, even in the event of resignation as a member of the board of directors, as the shares were granted to Optionee in consideration of Mr. Fleming's continued employment as President and Chief Operating Officer, in accordance with a resolution that was adopted by the board of directors on May 13, 1998.

                                                     AGREEMENT

     NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants set forth herein and other good and valuable consideration, the parties hereto agree as follows:

     1. The Option(s). The Optionee may, at his option and on the terms and conditions set forth herein, purchase all or any part of an aggregate of One Hundred Fifty Thousand (150,000) shares of common stock under the Plan, at the price of $.50 per share.

     2. Plan Type and Exercise Dates. The Options (if more than one) are intended as separate incentive stock options. The Option(s) shall be exercisable at the option price(s) as to the specific number of shares on and after the "Start" dates and on or before the "Terminate" dates set forth below:

          Numbers of      Option                Exercise Dates
           Shares         Price     Start Date                 Termination Date

         150,000           $.50      May 13, 1998               May 13, 2003

     Optionee acknowledges that he understands that he has no right whatsoever to exercise the Option(s) granted hereunder with respect to any optioned shares covered by any installment, until such installment accrues as provided above. Optionee further understands that the Option(s) granted hereunder shall expire and become unexercisable as provided in Section 3c below.

     3. Governing Plans. This Agreement hereby incorporates by reference the Plan and all of the terms and conditions of the Plan and as the same may be amended from time to time hereafter in accordance with the terms thereof, but no such subsequent amendment shall adversely affect the Optionee's rights under this Agreement and the Plan, except as may be required by applicable law. The Optionee expressly acknowledges and agrees that the provisions of this Agreement are subject to the Plan; the terms of this Agreement shall in no manner limit or modify the controlling provisions of the Plan, and in case of any conflict between the provisions of the Plan and this Agreement, the provisions of the Plan shall be controlling and binding upon the parties hereto. The Optionee also hereby expressly acknowledges, represents and agrees as follows:

     (a) Acknowledges receipt of a copy of the Plan, a copy of which is attached hereto and by reference, incorporated herein, and represents that he is familiar with the terms and provisions of said Plan, and hereby accepts this Agreement, subject to all of the terms and provisions of said Plan, with the exception that the Optionee shall have the right to exercise said options for a period of five (5) years, notwithstanding the resignation of said director during the five year period.

     (b) Agrees to accept as binding, conclusive and final, all decisions or interpretations of the Board of Directors (or the Committee, if so authorized) upon any questions arising under the Plan.

     (c) Acknowledges that he is familiar with Section 7 of the Plan regarding the exercise of the Option(s) and represents that he understands that said Option(s) must be exercised on or before the earliest of the following dates, whichever is applicable: (I) the "Terminate" date noted above in Section 2; (ii) the day prior to the fifth anniversary of the Option(s) Grant Date, as provided in Section 7(b) of the Plan;
         (iii) the Effective Date of a sale or other disposition of all or substantially all of the stock or assets of the Company, as provided in Subsection 7(c) of the Plan; (iv) the date which is 30 days prior to the Optionee's fifth anniversary of the Options Grant Date, other than death or total and permanent disability, as provided under Subsection 7(d) of the Plan; or (v) the date that is one year following his death. or the date that is one year following his total and permanent disability, whichever is applicable, as provided in Subsection 7(e) of the Plan.

     (d) Acknowledges and understands that the use by Optionee of Company Stock to pay the exercise price of an Option, as permitted by Section 4 of this Agreement, may have significant adverse tax consequences for Optionee, and that Optionee should consult with a knowledgeable tax advisor prior to utilizing Company Stock to exercise an Option.

     4. Exercise. In order to exercise an Option, the Optionee shall deliver a written notice of exercise to the Company at its principal business office, which notice shall specify the number of shares purchased and shall be accompanied by payment in cash or check, made payable to the order of the Company in the full amount of the purchase price of the shares to be purchased.

     5. Representation and Warranties. As a condition to the exercise of any portion of an Option, the Company may require the person exercising such Option to make any representation and/or warranty to the Company as may, in judgment of Counsel to the Company, be required under any applicable law or regulation, including but not limited to, a representation and warranty that the shares are being acquired only for investment and without any present intention to sell or distribute such shares, in the opinion of counsel for the Company, such a representation is required under the Securities Act of 1933, or any other applicable law, regulation or rule of any governmental agency.

     6. Options Not Transferable. The Option(s) may be exercised during the lifetime of the Optionee, only by the Optionee. The Optionee's rights and interests under this Agreement and in and to the Option (s) may not be sold, pledged, hypothecated, assigned, encumbered, gifted or otherwise transferred in any manner, either voluntarily or involuntarily, by operation of law, except by will or the laws of descent or distribution, subject to the provisions of
Section 7(e) of the Plan.

     7. No Enlargement of Employee Rights. Nothing in this Agreement shall be construed to confer upon the Optionee (if any employee) any right to continue employment with the Company (or an Affiliated Company), or to restrict in any way the right of the Company (or an Affiliated Company, if he is an employee thereof) to terminate his employment.

     8. Withholding of Taxes. Subject to any election by Optionee to deliver stock owned by Optionee or to withhold shares of stock exercised pursuant to such option to satisfy such withholding obligation, Optionee authorizes the
Company to withhold, in accordance with any applicable law, from any compensation payable to him, any taxes required to be withheld by Federal, State or local law, as a result of the Grant of the Option(s) or the issuance of stock, pursuant to the exercise of such Option(s).

     9. Laws Applicable to Construction. This Agreement shall be construed and enforced in accordance with the laws of the State of Texas.

     10. Agreement Binding on Successors. The terms of this Agreement shall be binding upon the executors, administrators, heirs, successors, transferees and assignees of the Optionee.

     11. Costs of Litigation. In any action at law or in equity to enforce any of the provisions or rights under this Agreement or the Plan, the unsuccessful party to such litigation, as determined by the Court in a final judgment or decree, shall pay the successful party or parties all costs, expenses an reasonable attorney's fees incurred by the successful party or parties (including without limitation, costs, expenses and fees on any appeals), and if the successful party recovers judgment in any such action or proceeding, such costs, expenses and attorney's fees shall be included as part of the judgment .

     12. Necessary Acts. The Optionee agrees to perform all acts and execute and deliver any documents that may be reasonably necessary to carry out the provisions of this Agreement, including but not limited to, all acts and documents related to compliance with Federal and/or State securities laws.

     13. Counterparts. For convenience, this Agreement may be executed in any number of identical counterparts, each of which shall be deemed a complete original in itself, and may be introduced in evidence or used for any other purpose without the production of any counterparts.

     14. Invalid Provisions. In the event that any provision of this Agreement is found to be invalid or otherwise unenforceable under any applicable law, such invalidity or unenforceability shall not be construed as rendering any other provisions contained herein invalid or unenforceable, and all such other provisions shall be given full force and effect to the same extent as though the invalid and unenforceable provision was not contained herein.

         IN WITNESS WHEREOF, the Company and the Optionee have executed this Agreement, effective as of the date first written hereinabove.


SYNAPTIX SYSTEMS CORPORATION            OPTIONEE


By:

      Peter C. Vanucci,                Edward S. Fleming
     Title: Chairman and CEO
                                       18333 Egret Bay Boulevard, Suite 270

                                       Houston, Texas 77058

By:
       Virginia M. Lazar
       Title: Secretary

                                 SPOUSAL CONSENT

         By his or her signature below, the spouse of the Optionee, if such Optionee be legally married as of the date of his execution of this Agreement, acknowledges that he or she has read this Agreement and Plan, and is familiar with the terms and provisions thereof, and agrees to be bound by all of the terms and conditions of said Agreement and said Plan document.


Dated:
                                                     Spouse



                        REPRESENTATION OF MARITAL STATUS

         By his or her signature below, the Optionee represents that he or she is not legally married as of the date of execution of this Agreement.


Dated:
                                                     Optionee