Form 10KSB
period 1998-06-30
SYNAPTIX SYSTEMS CORP
filed 1998-10-19
CIK 817125

1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------
                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT")

         For the Fiscal Year Ended June 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ____________

         Commission file number:   33-15097-D

                          SYNAPTIX SYSTEMS CORPORATION
                 (Name of small business issuer in its charter)

        Colorado                                             84-1045715
(State or other jurisdiction of                       (IRS Employer I.D. No.)
incorporation or organization)
            3050 Post Oak Boulevard, Suite 1080 Houston, Texas 77056
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (713) 355-8940

     Securities registered pursuant to Section 12(b) of the Act:


                                      None
          Securities registered pursuant to Section 12(g) of the Act:


                                      None

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past days. Yes X No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year $0 .

         The aggregate market value of the voting common equity held by non-affiliates of the registrant as of October 9, 1998 was $56,932,186 based on 13,801,742 shares at a price of $4.125.

     State the number of shares outstanding of $.003 par value Common Stock of the registrant at October 9, 1998: 14,589,518.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The proxy statement for the 1998 Annual Meeting of Shareholders of the registrant is incorporated by reference into Part III of Form 10-KSB.

         Transitional Small Business Disclosure Format (check one): Yes__ No X

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

          In December, 1996, approximately 90% of the issued and outstanding shares of stock of the Company were acquired by Alan W. Harvey, its President and CEO, in connection with the acquisition of assets of Swallen Investments Corp., a company engaged in the development and marketing of computer software equipment (the "Software Assets"). The Software Assets included the rights to an incomplete software code related to EAGLE, a wireless communication software program under development. Although the Company anticipated that it would be able to provide related systems integration and networking services in connection with the license of the Software Assets, the Company lacked the resources and funding to develop the Software Assets and to deliver the product to market in a timely manner. For that reason, and in connection with a management change in March 1998, the Company sold the Software Assets to Mobilelink Communications, Inc. ("Mobile"). The Company retained a five percent interest in Mobile's gross sales of the Software Assets, beginning with the fiscal quarter ending June 30, 1998. If gross sales do not exceed $200,000 within 24 months from the closing date of the transaction, then the Software Assets will be returned to the Company.

         Also as a result of the management change in March 1998, the Company was repositioned to focus on the acquisition of those companies whose product or service is technically innovative and market proven, but whose market penetration can be significantly expanded through enhanced marketing or additional capitalization. To that end, in March 1998, the Company entered into an agreement to purchase Frontier Services, Inc., an oilfield service company engaged in the high pressure testing of tubular pipe, pipelines and valve assemblies in the oil and gas industry. That acquisition is expected to be consummated by October 25, 1998. In addition, in July 1998, the Company acquired, in exchange solely for shares of the Company's voting stock, all of the stock of CobolTexas Inc., a company that has a software product that uses on-line technology to solve the Year 2000 technology (Y2K) problems for COBOL and PL1 software users. Finally, the Company entered into a letter of intent dated September 23, 1998 to acquire all the outstanding stock of ChemWay Systems, Inc., a corporation that blends and packages chemicals for the automotive aftermarket. Management believes that each of these companies is uniquely suited to management's business plan to focus on the acquisition of those companies whose product or service is technically innovative and market proven, but whose market penetration can be significantly expanded through enhanced marketing or additional capitalization, and believes that these acquisitions will generate sufficient revenues and provide an asset base for continued growth.

         In May 1998, an Assumed Name Certificate for Synaptix Systems Corporation was filed with the Office of the Secretary of State of the State of Texas, to enable the Company to conduct business under the name Affiliated Resources Corporation. A proposal will be made for approval of a change of the Company's name to Affiliated Resources Corporation at the 1998 Annual Meeting of Shareholders.

         Management plans to expand the Company through acquisitions, principally in exchange for stock of the Company. Management is confident that current discussions with investors will yield additional capital to complete its proposed acquisitions and provide sufficient working capital for future operations.


         Patents, Trademarks, Licenses

         As of June 30, 1998, the Company's fiscal year end, the only asset of the Company was its rights under the Asset Purchase Agreement in connection with the sale of its Software Assets. The Company retained a five percent interest in Mobile's gross sales of the Software Assets, beginning with the fiscal quarter ending June 30, 1998. In March 1998, Mobile transferred the Software Assets to Titan Wireless. As of June 30, 1998, Titan Wireless had not completed the development of the Software Assets. In the event gross sales do not equal $200,000 by March 26, 2000, the Software Assets will be returned to Synaptix.

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

         Financing and Working Capital

         At June 30, 1998, the Company had an equity deficit of $657,652, and a negative working capital balance of $541,222. The Company expects to generate revenues during the fourth quarter of 1998 for services rendered in connection with its email response system that uses on-line technology and enables businesses, government and organizations to solve the year 2000 problems for COBOL, and PL1 software over the Internet. Management is confident that current discussions with investors will yield additional capital to complete its acquisition strategy, and to consummate the acquisitions currently under contract. Management believes that sufficient capital will be raised to fund future operations, and that these acquisitions will generate sufficient revenues to operate independently and provide an asset base for continued growth. There is no assurance that the Company will be successful in raising equity and continuing as a going concern.

         Employees

         The Company employed three full-time employees as of June 30, 1998. Of these, two were employed in management, and one was employed in clerical administration. The Company has also entered into an agreement with four individuals to provide contract services in connection with marketing and providing services for the Company's software program. The loss to the Company of the services of the management personnel could have a material adverse effect upon the Company's future operations. The Company's success also may depend on its ability to attract and retain other qualified technical and management personnel. The Company competes for such persons with other companies, academic institutions, government entities, and other organizations, most of which have substantially greater capital resources and facilities than the Company. There can be no assurance that the Company will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable it to conduct its business as proposed. Furthermore, the Company's possible future expansion into activities requiring additional expertise in marketing will place increased demands on the Company's resources and management skills. The Company believes that its ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been, and will continue to be, critical to its ability to protect its

1998
March 31, 1998                                        3.125        1.00
June 30, 1998                                        1.9375        .875
September 30, 1998                                     4.25        1.75

         The closing price of the Company's common stock on October 9, 1998 was $4.125.

         During its fiscal year ended June 30, 1998, 20,000 shares were issued at $.80 per share to Randolph Jones, an outside investor. No underwriter was involved in the sales. These shares of Common Stock were sold in transactions exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because of the private nature of the sales.

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

         Introduction

         For the fiscal year ended June 30, 1998, the Company had been engaged in the development of computer software equipment. The Company had anticipated that it would be able to provide related systems integration and networking services in connection with the license of its corporate software products that had been purchased from Swallen Investments Corp. in December 1996. In connection with a management change that occurred in March, the Company sold the Software Assets to Mobile, because it did not have the resources and funding to develop the Software Assets and to deliver the product to market in a timely manner. The Company retained a five percent interest in Mobile's gross sales of the Software Assets, beginning with the fiscal quarter ending June 30, 1998. In the event that gross sales do not exceed $200,000 by March 2000, the Software Assets will be returned to the Company. As a result of the management change in March, the Company is being repositioned to focus on the acquisition of those companies whose product or service is technically innovative and market proven, but whose market penetration can be significantly expanded through enhanced marketing or additional capitalization.

         As of June 30, 1998, and subsequent thereto, the Company has had a working capital deficiency. CobolTexas Inc. is currently negotiating with domestic and international organizations and governments to enter into contracts for services to be rendered in connection with its email response system that uses on-line technology and enables businesses, government and organizations to solve the year 2000 problems for COBOL and PL1 software over the Internet. Management is confident that current discussions with investors will yield additional capital to complete the acquisition of Frontier Services, Inc. and Chem-Way Systems, Inc. and provide sufficient working capital for operations and future acquisitions. Management believes that each of these companies is uniquely suited to management's business strategy to focus on the acquisition of those companies whose product or service is technically innovative and market proven, but whose market penetration can be significantly expanded through enhanced marketing or additional capitalization, and believes that these acquisitions will generate sufficient revenues and provide an asset base for continued growth.

         Disposition of Assets

         The Company had anticipated that it would be able to provide related systems integration and networking services in connection with the license of the Software Assets, but the Company lacked the resources and funding to develop the Software Assets and deliver the product to market in a timely manner. For that reason, and in connection with a management change in March 1998, the Company sold the Software Assets to Mobile. In consideration for the sale of these assets, the Company retained a five percent interest in Mobile's gross sales of the Software Assets, beginning with the fiscal quarter ending June 30, 1998. In the event that gross sales do not exceed $200,000 within 24 months from the closing date of the transaction, then the Software Assets will be returned to the Company. In March 1998, Mobile transferred the Software Assets to Titan Wireless. As of June 30, 1998, Mobile had not completed the development of the Software Assets.

         The following discussion is included to describe the Company's financial position and results of operations for the year ended June 30, 1998 and 1997, respectively. The financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

         Results of Operations

         Comparison of Fiscal Year Ended June 30, 1998 to Fiscal Year Ended June 30, 1997

         Costs and expenses for the fiscal year ended June 30, 1998 increased significantly compared to the fiscal year ended June 30, 1997. The Company recorded a net loss of $1,928,080 or a ($ .14) loss per share for the fiscal year ended June 30, 1998, compared with a net loss of $348,225, or a ($.14) loss per share for the fiscal year ended June 30, 1997. The Company incurred expenses in the amount of $837,667 related to general and administrative costs associated with the development of the Company's Software Assets, which were sold to Mobile in March, 1998. A significant portion of the loss was associated with salaries expense was a result of prior management granting an option at a price less than market to a director who has since resigned. During the fiscal year ended June 30, 1998, the Company also issued stock under its stock compensation plan, in lieu of compensation, thereby reducing debt.

         Revenues

         The Company did not record any meaningful revenues for the fiscal years ended June 30, 1998 or 1997. During this time, the Company borrowed funds to pay for working capital expenditures and certain loans were forgiven as of June 30, 1998. The Company plans to develop its continuing operations by expansion through acquisition. The proposed acquisitions will be financed primarily through the issuance of common stock. In July 1998, the Company purchased CobolTexas Inc., in March 1998, it entered into an agreement to purchase all of the stock of Frontier Services, Inc., and in September 1998 it entered into a letter of intent to purchase all of the outstanding stock of Chem Way Systems, Inc. Each of these companies is uniquely suited to management's business strategy in acquiring companies, and it is management's belief that these acquisitions will generate sufficient revenues and provide an asset base for continued growth.

         Financial Condition

         The Company is focusing on the acquisition of those companies whose product or service is technically innovative and market proven, but whose market penetration can be significantly expanded through enhanced marketing or additional capitalization, and the information, financial statements and notes to the financial statements have been prepared on the premise that it will be successful in raising additional capital and continue as a going concern. Management is confident that current discussions with investors will yield additional capital to complete the acquisition strategy identified herein, in addition to potential acquisitions it is considering at this time, and will provide sufficient working capital for future operations. There can be no assurance that the Company will be able to raise sufficient additional capital to achieve these objectives or meet its working capital needs.

         General and Administrative Expenses

         General and administrative expenses were $2,074,494 and $408,775 for the fiscal years ended June 30, 1998 and 1997, respectively, an increase of approximately $1,666,000. The increase was primarily attributable to expenses incurred for administrative, legal, accounting expenses and other expenses associated with the development of the Company's Software Assets.

         Loss from Operations

         The Company had an operating loss of $2,074,494 for the fiscal year ended June 30, 1998, compared with a loss of $404,065 for the fiscal year ended June 30, 1997. The net loss for the fiscal year ended June 30, 1998 was attributable to an increase in administrative and legal expenses, in addition to an increase in salaries expense, as a result of a grant of stock options at a price less than market, to a director, who has since resigned.
         Other Expense

         The Company incurred $150,593 in other expenses for the fiscal year ended June 30, 1998, compared to $20,000 for the fiscal year ended June 30, 1997. The increase in fiscal 1998 was the result of a loss on the disposal of assets and the settlement of litigation.

         Income Taxes

         The Company had no income tax expense. As of June 30, 1998, the Company had net operating loss carryfowards of approximately $5,332,000. The utilization of net operating carryforwards will be limited as determined pursuant to applicable provisions of the Internal Revenue Code and U. S. Treasury regulations thereunder.

         Net Loss

         The Company had a net loss of $1,928,080 for the fiscal year ended June 30, 1998, compared with a net loss of $348,225 for fiscal year ended June 30, 1997. The net loss incurred in 1998 would have been greater than $1,928,080 had certain shareholders and others not forgiven $297,007 in advances and loans to the Company.

         Liquidity and Capital Resources

         As of June 30, 1998, the Company had a working capital deficiency of approximately $541,222, compared to a working capital deficiency of approximately $91,952 at June 30, 1997. Subsequent to June 30, 1998, the Company's working capital deficiency has continued to increase. The cash balance at June 30, 1998 was approximately $500 and at June 30, 1997, was $1,000.

         Cash used for operations during the fiscal year ended June 30, 1998 was $445,589, compared to $58,993 for the fiscal year ended June 30, 1997. Cash used in investing activities during the fiscal year ended June 30, 1998 was $7,952, compared to $22,658, for the fiscal year ended June 30, 1997. Cash provided by financing activities during the fiscal year ended June 30, 1998 totaled $453,007, which included proceeds from private offerings.

ITEM 7. FINANCIAL STATEMENTS

         The reports of the Company's Independent Public Accountants, Financial Statements and Notes to Financial Statements appear herein as noted below:
                                                                           Page

Independent Auditor's Reports..............................................8 & 9
Balance Sheets, June 30, 1998 and 1997               .........................11
Statements of Operations for the Years ended June 30, 1998 and 1997...........12
Statements of Changes in Stockholders' Equity (Deficit) for the Years
 ended June 30, 1998 and 1997.................................................13
Statements of Cash Flows for the Years ended June 30, 1998 and 1997...........14
Notes to Financial Statements.................................................15

                          Independent Auditors' Report


Board of Directors and Stockholders
Synaptix Systems Corporation
(dba Affiliated Resources Corporation)
Houston, Texas


We have audited the accompanying Balance Sheet of Synaptix Systems Corporation (dba Affiliated Resources Corporation) as of June 30, 1998, and the related Statements of Operations, Stockholders' Equity (Deficit) and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synaptix Systems Corporation (dba Affiliated Resources Corporation) as of June 30, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital and stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINSTEIN SPIRA & COMPANY, P.C.
Houston, Texas
October 9, 1998

                                                                              9
                                 SMITH & COMPANY
                          A PROFESSIONAL CORPORATION OF
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
     CERTIFIED PUBLIC ACCOUNTANTS             E-MAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


The Stockholders and
The Board of Directors
Synaptix Systems Corporation
(A Development Stage Company)


We have audited the accompanying balance sheet of Synaptix Systems Corporation (a development stage company) as of June 30, 1997, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synaptix Systems Corporation (a development stage company) as of June 30, 1997 and the results of its operations and its cash flows for the year ended June 30, 1997 in conformity with generally accepted accounting principles.

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


                                                   CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
October 7, 1997

                          SYNAPTIX SYSTEMS CORPORATION
                     (dba AFFILIATED RESOURCES CORPORATION)
                                 BALANCE SHEETS



                                                                         June 30,
                                                                    1998          1997
                                                                 ---------    -----------
ASSETS
Current Assets
Cash and cash equivalents                                        $     455    $       989
Prepaid expenses                                                                   72,770
                                                                 ---------    -----------
Total Current Assets                                                   455         73,759

Property and Equipment, net of accumulated
depreciation of $1,434 in 1998                                      23,570        100,873
                                                                 ---------    -----------

                                                                 $  24,025    $   174,632
                                                                 =========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities                         $ 541,677    $   165,711
                                                                 ---------    -----------

Total Current Liabilities                                          541,677        165,711

Long-term debt                                                     140,000

                                                                   681,677        165,711
                                                                 ---------    -----------

Stockholders' Equity (Deficit)
Preferred stock, $1 par value,  10,000,000 shares
  authorized,  no shares  outstanding
  Common stock,  $.003 par value,  25,000,000
  shares  authorized,  13,742,492 and 15,473,700
  shares issued and outstanding at June 30, 1998
  and 1997, respectively                                            41,227         46,421
Additional paid-in capital                                       8,306,628      5,337,647
Accumulated deficit                                             (7,103,227)    (5,175,147)
Unamortized stock compensation                                  (1,902,280)
Stock subscription receivable                                                    (200,000)
                                                                 ---------    -----------

                                                                  (657,652)         8,921
                                                                 ---------    -----------

                                                                 $  24,025    $   174,632
                                                                 =========    ===========


                 See accompanying notes to financial statements.

                          SYNAPTIX SYSTEMS CORPORATION
                     (dba AFFILIATED RESOURCES CORPORATION)
                            STATEMENTS OF OPERATIONS





                                                                        June 30,
                                                                     1998         1997
                                                                 -----------  -----------
Revenues                                                         $       0    $     4,710

Selling, General and Administrative Expenses                       2,074,494      408,775
                                                                 -----------  -----------

Loss from Operations                                              (2,074,494)    (404,065)

Other Income (Expense)
Settlement of litigation                                             (86,000)     (20,000)
Debt forgiveness                                                     297,007       75,840
Loss on disposal of property and equipment                           (64,593)
                                                                 -----------  -----------

                                                                     146,414       55,840
                                                                 -----------  -----------

Net Loss                                                         $(1,928,080) $  (348,225)
                                                                 ===========  ===========

Net Loss Per Share                                               $     (0.14) $     (0.14)
                                                                 ===========  ===========

Weighted Average Shares Outstanding                               13,602,778    2,506,606
                                                                 ===========  ===========


                 See accompanying notes to financial statements.

                          SYNAPTIX SYSTEMS CORPORATION
                     (dba AFFILIATED RESOURCES CORPORATION)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   For the Years Ended June 30, 1998 and 1997




                                                                      Additional                 Unamortized     Stock
                              Common Stock        Preferred Stock      Paid-In     Accumulated      Stock      Subscript.
                            Shares    Amount     Shares     Amount      Capital      Deficit     Compensation  Receivable   Total
                           --------- --------   --------  ---------   ----------   -----------   -----------  ----------  ---------
Balance -
  June 30, 1996               39,668 $    119    174,865  $ 174,865   $4,610,729   $(4,826,922)                           $ (41,209)
Sale of restricted
  common stock for
  cash                     1,217,500    3,652                                                                                 3,652
Issuance of restricted
  common stock for
  expenses                    58,334      175                             20,825                                             21,000
Issuance of common
  stock for preferred
  stock                      174,865      525    (174,865) (174,865)     174,340
Sale of common stock
  for stock subscription   2,000,000    6,000                            194,000                               $(200,000)
Sale of common stock
  for cash and services    6,750,000   20,250                            251,500                                            271,750
Sale of restricted
  common stock for
  cash, assets,
  and expenses             2,250,000    6,750                             27,000                                             33,750
Issuance of restricted
  common stock for assets
  and expenses             3,000,000    9,000                             69,203                                             78,203
Cancellation of
  restricted stock           (16,667)     (50)                            (9,950)                                           (10,000)
Net loss                                                                               (348,225)                           (348,225)
                           --------- --------   --------  ---------   ----------   -----------   -----------  ----------  ---------

Balance -
  June 30, 1997           15,473,700   46,421                          5,337,647  (5,175,147)                   (200,000)     8,921

Sale of common stock
  for cash                    20,000       60                             15,940                                             16,000
Issuance of common
  stock for services         248,792      746                            312,441                                            313,187
Cancellation of stock
  subscription            (2,000,000)  (6,000)                          (194,000)                                200,000
Issuance of common
  stock options for
  services                                                             2,834,600                 $(1,902,280)               932,320

Net loss                                                                            (1,928,080)                          (1,928,080)
                           --------- --------   --------  ---------   ----------   -----------   -----------  ---------- ----------

Balance -
  June 30, 1998           13,742,492 $ 41,227             $          $ 8,306,628   $(7,103,227)  $(1,902,280) $          $ (657,652)
                          ========== ========   ========  =========  ===========   ===========   ===========  ========== ==========




                 See accompanying notes to financial statements.

                          SYNAPTIX SYSTEMS CORPORATION
                     (dba AFFILIATED RESOURCES CORPORATION)
                            STATEMENTS OF CASH FLOWS
                   For the Years Ended June 30, 1998 and 1997




                                                                         1998           1997
                                                                   -------------   -----------
Cash Flows From Operating Activities:
Net loss                                                           $  (1,928,080)  $  (348,225)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense                                                      20,662
Loss on disposal of assets                                                64,593
Stock issued for services                                                313,187
Non-cash compensation expense                                            932,320
Stock issued for expenses                                                              251,403
Debt forgiveness                                                        (297,007)      (75,840)
Changes in assets and liabilities:
Prepaid expenses                                                          72,770       (21,695)
Accounts payable and accrued liabilities                                 375,966       135,364
                                                                   -------------   -----------

Net Cash Used in Operating Activities                                   (445,589)      (58,993)

Cash Flows From Investing Activities:
Purchase of equipment                                                     (7,952)      (22,658)
                                                                   -------------   -----------

Net Cash Used in Investing Activities                                     (7,952)      (22,658)

Cash Flows From Financing Activities:
Proceeds from debt                                                       437,007        62,640
Sale of common stock                                                      16,000        20,000
                                                                   -------------   -----------

Net Cash Provided by Financing Activities                                453,007        82,640
                                                                   -------------   -----------

Net Increase (Decrease) in Cash Equivalents                                 (534)          989

Cash and Cash Equivalents at Beginning of Year                               989
                                                                   -------------   -----------

Cash and Cash Equivalents at End of Year                           $         455   $       989
                                                                   =============   ===========

Supplemental Operating Activities:

In 1997, 312,500 shares of stock were issued for prepaid expenses of $34,825.

Supplemental Investing Activities:

In 1997, 3,000,000 shares of stock were issued for $75,878 of equipment.
In 1997, $2,338 of equipment was obtained by entering into a capital lease in the amount of $2,338.


                 See accompanying notes to financial statements.

                          SYNAPTIX SYSTEMS CORPORATION
                     (dba AFFILIATED RESOURCES CORPORATION)
                         NOTES TO FINANCIAL STATEMENTS
                             June 30, 1998 and 1997



Note 1 - Organization and Summary of Significant Accounting Policies

The Company issues financial statements on the accrual method of accounting in accordance with generally accepted accounting principles. Accounting principles followed by the Company and the methods of applying those principles which materially affect the determination of financial position, results of operations and cash flows are summarized below:

         Organization

         Synaptix Systems Corporation (the Company) was incorporated in Colorado on December 31, 1986 as Euram Capital Corporation. In 1990, the Company changed its name to Basic Natural Resources, Inc. and in 1997 the name was changed to Synaptix Systems Corporation. In May 1998, an Assumed Name Certificate was filed with the State of Texas to enable the Company to conduct business under the name Affiliated Resources Corporation.

         As of June 30, 1998, the Company had no assets or operating business. The Company intends to focus on the acquisition of those companies whose product or service is technically innovative and market proven, but whose market penetration can be significantly expanded through enhanced marketing or additional capitalization.

         Cash and Cash Equivalents

         The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

         Property and Equipment

         Property and equipment are carried at cost and are depreciated using estimated service lives, which range from three to five years. Depreciation is computed using the straight-line method. Repairs and maintenance costs are charged against income and betterments are capitalized as additions to the related assets.

         Unamortized Stock Compensation

         The Company accounts for stock-based compensation under APB Opinion 25. Total compensation cost recognized for stock options granted to employees is the difference between the quoted market price of the stock at the grant date less the amount the employee is required to pay. The cost is charged to expense over the periods in which the employee performs the related services. Costs related to future periods are recorded as unamortized stock compensation and deducted from stockholders' equity (deficit).

         Loss Per Share

         The computation of loss per share is based on the weighted average number of shares outstanding during the period.

                          SYNAPTIX SYSTEMS CORPORATION
                     (dba AFFILIATED RESOURCES CORPORATION)
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                             June 30, 1998 and 1997



         Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year end. The Company provides a valuation allowance to reduce deferred tax assets to their estimated net realizable value.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company had a working capital deficit of $541,222 and $91,952 at June 30, 1998 and 1997, respectively and has accumulated operating losses of $7,103,227 as of June 30, 1998.

The Company plans to grow its continuing operations by expansion through acquisitions. These acquisitions will be financed primarily through the issuance of common stock. The Company purchased CobolTexas, Inc. in July 1998, has entered into an agreement to purchase all of the stock of Frontier Services, Inc., and has recently executed a letter of intent to purchase all of the stock of Chem-Way, Inc. Each of these companies is uniquely suited to management's business strategy of acquiring companies, and it is management's belief that these acquisitions will generate sufficient revenues and provide an asset base for continued growth. Management is confident that current discussions with investors will yield additional capital to complete the proposed acquisitions and provide sufficient working capital for future operations. However, there is no assurance that the Company will be successful in raising equity and continuing as a going concern.

Note 3 - Acquisitions and Dispositions

On May 15, 1997, the Company issued 3,000,000 shares of its restricted common stock to acquire many fixed assets, software products, and rights from Swallen Investments Corp. ("Swallen"). Prior to the items being owned by Swallen, the items had been owned by Synaptix, Inc.("Synaptix Texas"), a Texas entity controlled by Alan W. Harvey, the Company's President at the time of the acquisition. The transaction was valued at $78,203, which represented the approximate historical cost of the assets and rights when held by Synaptix Texas.

                          SYNAPTIX SYSTEMS CORPORATION
                     (dba AFFILIATED RESOURCES CORPORATION)
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                             June 30, 1998 and 1997


In March 1998, the Company sold the software assets and other property and equipment to Titan Wireless for a five percent interest in Titan's gross sales of the software assets. A loss of $64,593 was recorded in the 1998 Statement of Operations for the transaction.

Note 4 - Long-Term Debt

Long-term debt as of June 30, 1998 was as follows:


           8% Unsecured note payable to a corporation,
                    interest and principal due November, 2002  $   100,000

           8% Unsecured note payable to a corporation,
                    interest and principal due April, 2001          40,000
                                                               -----------

                                                               $   140,000
                                                               ===========

Long-term debt is payable in the future as follows:


          June 30,

                   2001                                        $    40,000
                   2003                                            100,000
                                                               -----------

                                                               $   140,000
                                                               ===========

Note 5 - Stockholders' Equity (Deficit)

In fiscal 1997 the Company effected a one-for-sixty reverse split of its common stock and increased the par value per share from $.00005 to $.003. All share and per share amounts in the accompanying financial statements and notes have been adjusted to reflect the stock split.

Preferred Stock

The Company has 10,000,000 shares of $1.00 par value voting Preferred Stock authorized for issuance.

The Voting Preferred Shares are callable and redeemable at the option of the Company. In addition to the cash redemption price of $1.00 per share, holders of the Voting Preferred Shares are entitled to two shares of Common Stock for each of the Voting Preferred Shares redeemed. Holders of the Voting Preferred Shares are entitled to vote on all matters to be voted upon by the shareholders, have a liquidation preference of $1.00 per share before any winding-up of the Company, and are entitled to such dividend as may be declared by the Board of Directors. The Voting Preferred Shares have no preemptive rights or sinking fund provisions. During fiscal 1997, the Company canceled all 174,865 outstanding shares of Series A Voting Preferred Stock by issuing 174,865 shares of Common Stock. The Preferred Stock shareholders waived all of the other rights associated with the Preferred Stock.

                          SYNAPTIX SYSTEMS CORPORATION
                     (dba AFFILIATED RESOURCES CORPORATION)
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                             June 30, 1998 and 1997


Common Stock

During the year ended June 30, 1997, the Company issued 174,865 shares of common stock to retire 174,865 shares of Preferred Stock, and sold or issued 15,259,167 shares of common stock for $20,000 cash, $251,403 of expenses, $110,703 of assets, and $200,000 in the form of promissory notes for subscribed stock.

During the year ended June 30, 1998, the 2,000,000 shares of subscribed stock were cancelled.

During the year ended June 30, 1998, 248,792 shares of stock valued at $313,187 were issued for salaries and services. Another 20,000 shares of common stock were sold for $16,000 cash.

Note 6 - Stock Options

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

During 1998, the Company granted 2,220,000 options for past and future compensation. Compensation expense recorded during 1998 related to these options was $932,320. Unamortized future compensation of $1,902,280 will be amortized straight-line over five years.

The following table summarizes stock option activity:


                                 1998                        1997
                           Stock      Price            Stock      Price
                          Options    Per Share        Options    Per Share
                         ---------  -----------      ----------  -----------

Beginning of period         62,000  $       .15
Granted                  2,220,000   .15 -  .50       3,062,000  $.005 - .15
Exercised                                            (3,000,000)        .005
                         ---------  -----------      ----------  -----------

End of period            2,282,000  $.15 - $.50          62,000  $       .15
                         =========  ===========      ==========  ===========

Exercisable at June 30   2,282,000  $.15 - $.50          62,000  $       .15
                         =========  ===========      ==========  ===========



                                     1998                 1997
                                  ------------         ------------

Weighted-average fair value
   of options granted during
   the year                       $       1.59         $        .00

                          SYNAPTIX SYSTEMS CORPORATION
                     (dba AFFILIATED RESOURCES CORPORATION)
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                             June 30, 1998 and 1997


The fair value of the options at date of grant was estimated using the Black-Scholes Model with the following weighted-average assumptions:


                                1998                 1997
                                ----                 ----

Risk-free interest rate         5.64%                5.86%
Expected life                4.98 years           1.04 years
Expected volatility             114%                 114%
Expected dividends              None                 None

Had the Company elected to apply Financial Accounting Standards Board Statement No. 123, "Accounting for Stock- Based Compensation," using the fair value based method, the Company's net loss and loss per share would have been increased to the proforma amounts indicated below:


                                        1998         1997
                                        ----         ----

Net loss as reported               $ (1,928,080) $  (348,225)
Net loss proforma                  $ (1,971,688) $  (348,225)

Basic loss per share as reported   $      (0.14) $     (0.14)
Basic loss proforma                $      (0.14) $     (0.14)


Note 7 - Income Taxes

At June 30, 1998 and 1997, the Company had net operating loss carryforwards available to offset future taxable income of approximately $5,332,000 and $3,404,000, respectively. These amounts expire during the years 2012 through 2013. The Company most likely will not be able to utilize the carryover incurred prior to fiscal 1997 due to change of ownership and the requirement for the continuation of the same type of business.

Note 8 - Operating Leases

The Company leases office space under an operating lease on a month to month basis.

Rental expense for the Company for the years ended June 30, 1998 and 1997, was $40,611 and $46,223, respectively.

Note 9 - Related Party Transactions

During the year ended June 30, 1997, the Company's President, or entities controlled by him, received 5,967,500 shares of the Company's common stock for $20,000 cash and services valued at $7,402.

During the years  ended June 30,  1998 and 1997,  debt in the amount of $297,007
and  $75,840,   respectively,  was  forgiven  by  related  parties.  The  amount represents cash given to the Company.

Note 10 - Subsequent Event

Effective July 8, 1998, the Company acquired all of the outstanding stock of CobolTexas Inc. in exchange for 641,026 shares of Company common stock. The acquisition will be accounted for as a pooling of interests.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company appointed the firm of Weinstein Spira & Company , P.C., Five Greenway Plaza, Suite 2200, Houston, Texas 77046, as its Independent Accountants, effective as of July 14, 1998. Smith & Company., Inc., the Company's Independent Accountants for more than the past two years, who are located in Salt Lake City, Utah, resigned effective as of August 3, 1998.
There were no disagreements between the Company and its accountants.

         The report of Smith & Company. on the financial statements of the Company for each of the two fiscal years in the period ended June 30, 1997, did not contain any adverse opinion or disclaimer of opinion , but was modified for a going concern paragraph.

         During the Company's most recent two fiscal years and all subsequent interim periods preceding the change in auditors, there was no disagreement with Smith & Company. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of Smith & Company., would have caused them to make a reference to the subject matter of the disagreements in connection with their report; nor has Smith & Company. ever presented a written report, or otherwise communicated in writing to the Company or its Board of Directors the existence of any "disagreement" or "reportable event" within the meaning of Item 304 of Regulation S-K.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information called for in Item 9 is incorporated by reference from information under the captions "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement, which involves the election of directors, to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

         The information called for in Item 10 is incorporated by reference under the caption "Executive Compensation" in the Company's definitive proxy statement, which involves the election of directors, to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for in Item 11 is incorporated by reference from information under the captions "Principal Shareholders" and "Security Ownership of Management: in the Company's definitive proxy statement, which involves the election of directors, to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for in Item 12 is incorporated by reference from information under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement, which involves the election of directors, to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

1.       Reports on Form 8-K.

         The Company filed the following reports on Form 8-K during the fiscal year ended June 30, 1998 and subsequent thereto:

                  A Form 8-K was filed on August 3, 1998 announcing the acquisition of assets from CobolTexas Inc., and a Change in Registrant's Accountants.

2.       Exhibits

Exhibit
Number            Description

     2 Asset Purchase Agreement by and between Swallen Investments Corp. and Synaptix Systems Corporation, dated May, 1997.(1)
     2.1 Asset Purchase Agreement by and between Synaptix Systems Corporation, a Colorado corporation, and Mobilelink Communications, Inc. ("Mobile"), a Nevada corporation, dated March 26, 1998.(2)
     2.2 Modification Agreement by and between Synaptix Systems Corporation, a Colorado corporation, and Mobilelink Communications, Inc., a Nevada corporation
     2.3 Purchase and Sale Agreement for Purchase of Stock of Frontier Services, Inc. By and between Dickie McGehee and Denise McGehee, Sellers, and Synaptix Systems Corporation, dated March 12, 1998.(2)
     3.1  Amendment to Articles of Incorporation (3)
     3.2  Bylaws (4)
     4.1  Statement of Series Shares(4)
     4.2  Form of Warrant Agent Agreement and Form of Warrant Certificate(5)
     4.3 Option Agreement by and between Peter C. Vanucci and Synaptix Systems Corporation, dated May 20, 1998.(2)
     4.4 Option Agreement by and between Virginia M. Lazar and Synaptix Systems Corporation, dated May 20, 1998.(2)
     4.5 Option Agreement by and between Edward S. Fleming and Synaptix Systems Corporation, dated May 20, 1998(2)
     4.6  Form of Class A and Class B Common Stock Purchase Warrants(6)
     10.1 Synaptix Systems Corporation 1997 Incentive and Non-Statutory Stock Option Plan (6)
     10.2 Form  of  Synaptix   Systems   Corporation   Employee   Stock   Option
          Agreement(6)
     10.3 Synaptix Systems Corporation 1997 Employee Stock Compensation Plan(7)
     10.4 Promissory Note by and between Synaptix Systems Corporation and Emerald Investments, dated November 1997.
     10.5 Promissory Note between Synaptix Systems Corporation and Dickie and Denise McGehee in the amount of $3,024,000, dated March 12, 1998.(2)
     10.6 Promissory Note by and between Synaptix Systems Corporation and Merity International Inc., dated April 1998.
     10.7 Synaptix Systems Corporation PROJECT EAGLE Development Team Agreement.(9)
     10.8 Employment Agreements(8)
     10.9 Settlement agreement and release by and between Synaptix Systems Corporation and Alan W. Harvey.(8)
     10.10Settlement  Agreement  and  Release by and  between  Synaptix  Systems
          Corporation and certain employees.(9)
     17   Letter of resignation of Mark F. Walz.(9)
     27   Financial Data Schedule


(1) Incorporated herein by reference in Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1997.
(2) Incorporated herein by reference in Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1998.
(3) Incorporated herein by reference in Registrant's Report on Form 14A, dated November 3, 1997.
(4) Incorporated herein by reference in Registrant's Report on Form 14A, dated December 30 , 1996.
(5) Incorporated herein by reference in Registrant's Registration Statement on Form S-18 (No. 33-15097-D), dated August 7, 1987.
(6)  Incorporated  herein by reference in Form S-8  Registration,  dated May 12,
     1997.
(7)  Incorporated  herein by  reference in Form S-8  Registration,  dated May 9,
     1997.
(8) Incorporated herein by reference to Registrant's Annual Report on Form 10-KSB dated October 31, 1997.
(9) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                SYNAPTIX SYSTEMS CORPORATION
                                       (Registrant)

                                 By: /s/ Peter C. Vanucci
                                         Peter C. Vanucci
                                         Chairman and Chief Executive Officer

Dated:   October 14, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities indicated and on the dates indicated.

Name                               Title                        Date

/s/  Peter C. Vanucci        Chairman, Chief Executive    October 13, 1998
Peter C. Vanucci             Officer & Director

/s/  Edward S. Fleming       President & Director         October 13, 1998
Edward S. Fleming

/s/  Edward F. Feighan       Director                    October 13, 1998
Edward F. Feighan

/s/  J. Thomas McManamon     Director                     October 13, 1998
J. Thomas McManamon

                             MODIFICATION AGREEMENT

         WHEREAS, on March 26, 1998 SYNAPTIX SYSTEMS CORPORATION, a Colorado corporation ("Synaptix") and MOBILELINK COMMUNICATIONS, INC., a Nevada corporation ("Mobile") entered into that certain Asset Purchase Agreement, attached hereto as Exhibit "A" (the "Synaptix Agreement"), for the purchase by Mobile and sale by Synaptix of certain assets (the "Acquired Assets"); and
           WHEREAS, on March 1998 Mobile and TITAN RESOURCES, INC., a New York corporation ("Titan"), entered into that certain Asset Purchase Agreement, attached hereto as Exhibit "B" (the Titan Agreement"), for the purchase by Titan and sale by Mobile of those same Acquired Assets; and
           WHEREAS, pursuant to Section 1.3.1 of the Titan Agreement Titan transferred those same Acquired
         Assets to TITAN WIRELESS, INC. ("Wireless"); and
           WHEREAS, all the parties desire to clarify Synaptix' continuing interest in the Acquired Assets; NOW THEREFORE, in consideration of Synaptix' withdrawal of its claim for royalties resulting from the
         Titan Agreement, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereby enter into this Modification Agreement for the purpose of clarifying Synaptix' continuing interest in the Acquired Assets and for such other purposes as specifically set forth herein, as follows:
            I . Modification of the Titan Agreement. The Titan Agreement is hereby modified as follows:
                    a. Deleting Section 1.6 in its entirety and substituting it with the following: In addition to the issuance of shares of TITAN to MOBILE described in Section 1.3.1 above, Subsidiary shall pay to AFFILIATED RESOURCES CORPORATION f/k/a SYNAPTIX SYSTEMS CORPORATION, a Colorado corporation ("Synaptix"), an amount equal to five percent (5%) of all gross sales of licenses to the Intellectual Property (as defined by Subsidiary's independent certified public accountants in accordance with generally accepted accounting principles), which payment shall be made within thirty days from the end of each calendar quarter beginning with the quarter ended June 30, 1998. Subsidiary, Titan, and Mobile, jointly and severally, expressly guarantee all such payments to Synaptix. In the event that the gross sales of licenses, as determined above, do not equal at least $200,000.00 within twenty-four months from

         March 26, 1998, then the Acquired Assets shall be returned to Synaptix, and Subsidiary, Titan, and Mobile shall take all steps and execute such documents as are required to return title to the Acquired Assets to Synaptix. b. Adding the following immediately preceding the first word "MOBILE" after the heading in Section
2. 1. 1: "Except as set forth in Section 2. 1. I.A below," and continuing with the remainder of Section 2. 1.1 as written.
             C.     Adding the following immediately following Section 2. 1. 1:
         2. 1. 1. Rovaltv Interest of Synaptix. TITAN and MOBILE expressly acknowledge that, pursuant to that certain Asset Purchase Agreement by and between Synaptix and Mobile dated March 26, 1998, and as set forth more fully in Section 1.6 (as amended) herein, Synaptix has retained a royalty interest in the Intellectual Property and a reversionary interest in the Acquired Assets, and that the Acquired Assets and the Intellectual Property are burdened by that interest.
                    d.     Deleting Article III in its entirety.
2. Modification of the Synaptix Agreement. The Synaptix Agreement is hereby modified as follows:
                    a. Deleting Section 1.3 in its entirety and substituting it with the following:

               In consideration for the sale by SYNAPTIX of the Acquired Assets, MOBILE or its duly authorized assignee shall pay to AFFILIATED RESOURCES CORPORATION f/k/a SYNAPTIX SYSTEMS CORPORATION, a Colorado corporation ("Synaptix"), an amount equal to five percent (5%) of all gross sales of licenses to the Intellectual Property (as defined by Mobile's independent certified public accountants in accordance with generally accepted accounting principles), which payment shall be made within thirty days from the end of each calendar quarter beginning with the quarter ended June 30, 1998. Provided, however, that if the gross sales of licenses, as determined above, do not equal at least $200,000.00 within twenty-four months from March 26, 1998, then the Acquired Assets shall be returned to Synaptix, and Mobile shall take all steps and execute such documents as are required to return title to the Acquired Assets to Synaptix. Mobile expressly guarantees all such payments to Synaptix, whether by MOBILE, by its duly authorized assignee, or by any subsequent assignee, whether authorized or not. b. Deleting the first word "No" at the beginning of Section 6.6, and by adding the following at the beginning of Section 6.6, immediately following the heading: "Synaptix and Mobile expressly acknowledge that Mobile intends to assign this agreement to Titan Resources, Inc., a New York corporation. Except as expressly set forth herein, no" and then continuing with the remainder of Section 6.6 as written.

               3 . Except as specifically set forth above, the Titan Agreement and the Synaptix Agreement remain as originally executed.
           4. This Modification Agreement is entered into and agreed to by all parties to both the Synaptix Agreement and the Titan Agreement, and is entered into for the express purpose of clarifying the continuing interest of Synaptix in the Intellectual Property and in the Acquired Assets.
           5. This Modification Agreement may be executed in multiple counterparts, each of which shall constitute an original, but all in the aggregate shall constitute but one Modification Agreement.
           IN WITNESS WHEREOF, the parties have caused this a e executed by their duly authorized representatives as of the 28th day of August, 1998.


           AFFILIATED RESOURCES CORPORATION
           d/b/a SYNAPTIX SYSTEMS CORPORATION


           By:     Virginia M. Lazar

Its:     Executive Vice President & Corporate Secretary

STATE OF TEXAS
COUNTY OF HARRIS

     Before me, the undersigned Notary Public personally appeared Virginia M. Lazar who deposed and said that she is the Executive Vice President & Secretary of Affiliated Resources Corporation f/k/a Synaptix Systems Corporation and as such is duly authorized to bind this Company by this document. Subscribed this 28th day of August, 1998.


     [SEAL]                         Notary Public
                                    Diane Johnson
                                    Notary Public State of Texas
                                    Comm. Expires 11-14-2000

MOBILELINK COMMUNICATIONS, INC.


By: Mikel Barnwell

Its: President

STATE OF TEXAS
COUNTY OF HARRIS

       Before me, the undersigned Notary Public personally appeared, Mikel Barnwell, who deposed and said that he is the President of Mobilelink Communications, Inc. and as such is duly authorized to bind said company by this document. Subscribed this 28TH day of August, 1998.


[SEAL]                                Notary Public
                                      Diane Johnson
                                      Notary Public State of Texas
                                      Comm. Expires 11-14-2000



       TITAN RESOURCES, INC.

       By:      Mikel Barnwell

       Its:     Chief Financial Officer

STATE OF TEXAS
COUNTY OF HARRIS

       Before me, the undersigned Notary Public personally appeared, Mikel Barnwell, who deposed and said that he is the Chief Financial Officer of Titan Resources, Inc., and as such is duly authorized to bind said company by this document. Subscribed this 28TH day of August, 1998.


[SEAL]                                    Notary Public
                                          Diane Johnson
                                          Notary Public State of Texas
                                          Comm. Expires 11-14-2000

TITAN WIRELESS, INC.

       By:      Alan W. Harvey


       Its:     President

STATE OF TEXAS
COUNTY OF HARRIS

       Before me, the undersigned Notary Public personally appeared, Alan W. Harvey, who deposed and said that he is the President of Titan Wireless, Inc., and as such is duly authorized to bind said company by this document. Subscribed this 28TH day of August, 1998.


[SEAL]                             Notary Public
                                   Diane Johnson
                                   Notary Public State of Texas
                                   Comm. Expires 11-14-2000

                                 PROMISSORY NOTE

$100,000                                                          November, 1997

     FOR VALUE RECEIVED, without grace, in the manner, on the dates, and in the amounts stipulated, the undersigned,

                          SYNAPTIX SYSTEMS CORPORATION
                     d/b/a Affiliated Resources Corporation

PROMISES TO PAY TO THE ORDER OF

                               EMERALD INVESTMENTS

the sum of One Hundred Thousand ($100,000) Dollars in lawful money of the United States of America, and to pay interest on the unpaid sum from the date of the Note until maturity at the rate of 8.0% per annum, payable as stipulated.

       This Note is payable as follows:

                Principal and interest are due at the end of the Note, which is for a period of sixty (60) months or six (6) years.

       This Note was made for the cash consideration of One Hundred Thousand ($100,000) Dollars.

       It is agreed that time is of the essence of this agreement, and that in the event of default in the payment when due, the holder of this Note may declare the entirety of the Note immediately due and payable without notice, and failure to exercise this option shall not constitute a waiver on the part of the holder of the right to exercise it at any other time. In the event, and by mutual agreement between the parties, this note may be called within an earlier date of five (5) years.

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


                                                            By:

                                                            Chris Harless

                                 PROMISSORY NOTE

$40,000                                                              April, 1998


     FOR VALUE RECEIVED, without grace, in the manner, on the dates, and in the amounts stipulated, the undersigned,

                          SYNAPTIX SYSTEMS CORPORATION
                     d/b/a Affiliated Resources Corporation

PROMISES TO PAY TO THE ORDER OF

                        MERITY INTERNATIONAL CORPORATION

the sum of Forty Thousand ($40,000) Dollars in lawful money of the United States of America, and to pay interest on the unpaid sum from the date of the Note until maturity at the rate of 8.0% per annum, payable as stipulated.

       This Note is payable as follows:

                Principal and interest are due at the end of the Note, which is for a period of thirty-six (36) months or three (3) years.

       This Note was made for the cash consideration of Forty Thousand ($40,000) Dollars.

       It is agreed that time is of the essence of this agreement, and that in the event of default in the payment when due, the holder of this Note may declare the entirety of the Note immediately due and payable without notice, and failure to exercise this option shall not constitute a waiver on the part of the holder of the right to exercise it at any other time. In the event, and by mutual agreement between the parties, this note may be called within an earlier date of three (3) years.

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

                                                               Maxwell Shepherd