Form 10KSB/A
period 1998-06-30
SYNAPTIX SYSTEMS CORP
filed 1998-10-30
CIK 817125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------
                                  FORM 10-KSB/A
(Mark One)

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

         Transitional Small Business Disclosure Format (check one): Yes___ No X

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         DIRECTORS

         The following table sets forth the name, principal occupation, age and the year in which the individual first became a director for each nominee, and all persons nominated or chosen to become directors, together with all positions and offices with the Company held by each such person and term or period during which each nominee has served, for election as a director at the Annual Meeting of Shareholders to be held on December 16, 1998.

Name and Principal                                            Served as a
Occupation                                         Age        Director Since
Peter C. Vanucci, Chairman of the Board,           50         February 1998
President and Chief Executive Officer (1)
Edward S. Fleming, President and Director (2)      43         December 1996
Edward F. Feighan, Director (3)                    50         August 1998
J. Thomas McManamon                                54         May 1998

(1) Mr. Vanucci was elected to serve as Chairman of the Board and Chief Executive Officer effective as of February 15, 1998. Since 1990, Mr. Vanucci held the position of President and a Director of Wexford, Inc., which specializes in business and property evaluation, ad valorem tax consulting, real estate development and financial consulting. From 1986 to 1990, Mr. Vanucci held the position of President and Chief Operating Officer of Capital Development.

(2) Mr. Fleming has held the position of President since May 1998. Prior to that time, Mr. Fleming held the positions of Acting President since October 1997, in addition to his position as Vice President, Chief Financial Officer, and Director. Mr. Fleming was elected to serve as Vice President and Chief Financial Officer on December 23, 1996. From 1993 to the present, Mr. Fleming has held the position of Geologic Science Advisor to the Astronaut Office, Johnson Space Center, and was primarily responsible for the planning, coordination and evaluation of military and civilian manned space observations of the Earth, including the management of all Army personnel assigned to the Space Center. He has an extensive background in systems administration of the SUN and UNIX programs, as well as experience in a wide variety of sophisticated remote sensing software packages. Prior to 1993, Mr. Fleming held a succession of various leadership positions of national and military prominence while serving as an officer in the United States Army for more than 20 years.

(3) Mr. Feighan was elected to serve as a director in August 1998. Mr. Feighan is currently the managing Partner of Alliance, Limited, a Cleveland, Ohio-based firm specializing in mergers and acquisitions and merchant banking services. From November 1996 to December 1997, Mr. Feighan served as the founding President, CEO and Director of Century Business Services, Inc. (formerly International Alliance Services, Inc.) Throughout most of 1998, Mr. Feighan served as Senior Vice President of Century. Mr. Feighan is currently the managing Partner of Alliance, Limited, a Cleveland, Ohio-based firm specializing in mergers and acquisitions and merchant banking services. From November 1996 to December 1997, Mr. Feighan served as the founding President, CEO and Director of Century Business Services, Inc. (formerly International Alliance Services, Inc.) During his tenure, the publicly-owned Century undertook a strategic redirection to become one of the country's fastest growing business services companies. Throughout most of 1998, Mr. Feighan served as Senior Vice President of Century. Century has recently been recognized as the best growth company in Ohio by the Cleveland Plain Dealer. Mr. Feighan continues to provide consulting services to Century. From 1993 to 1996, Mr. Feighan was a principal in Alliance Holding Corporation, a privately owned specialty insurance business. The Alliance companies provided niche market insurance underwriting for businesses nationwide. Alliance merged its operating entities into Century Business Services in 1996. Mr. Feighan served 20 consecutive years in elected office beginning in 1972. He served as a State Representative for six years, a Cuyahoga County Commissioner for four years, and as a Member of the United States House of Representatives for 10 years. Congressman Feighan has been recognized as a leading authority on foreign policy and international trade and finance.

(4)  Mr.  McManamon  was  elected  to serve  as a  director  in May , 1998.  Mr.
     McManamon has held the position of Director - Science, Engineering, Mathematics and Aerospace Academy for the Cuyahoga Community College since January 1995. From 1992 to 1995, Mr. McManamon was a Financial Consultant with the firm of Butcher & Singer.

Meetings of the Board of Directors

         Attendance at Board Meetings.

         During the last fiscal year, the Board of Directors of the Company held 7 meetings. The Board of Directors consisted of three directors during the last fiscal year ended June 30, 1998. In October 1998, the board of directors established three standing committees: Executive Committee, Audit Committee and Compensation Committee. Each director attended at least 75% of the meetings of the board of directors..

         Standing Committees.

         In October, 1998, the board voted to establish three standing committees. The standings committees consist of a Audit Committee, Executive Committee and Compensation Committee. No director serves as a member of the Board of Directors of any other company with a class of securities registered under the Securities Act of 1934, as amended, or which is registered as an investment company under the Investment Company Act of 1940.

         Audit Committee

         The Audit Committee which is composed of Edward F. Feighan and J. Thomas McManamom, was formed in October 1998. The Audit Committee meets with key management and the independent public accountants to review the internal controls of the Company and to review its financial reporting. The Audit Committee also recommends to the Board of Directors the appointment of the independent public accountants to serve as auditors in examining the financial statements of the Company. The Audit Committee is charged with the responsibility of reviewing and overseeing all material transactions and material proposed transactions between the Company and one or more of its directors or executive officers, or their affiliates, with a view to assuring that all such transactions will be (a) on terms no less favorable to the Company than would be available with unaffiliated third parties and (b) ratified by a majority of independent directors who have no interest in such transactions.

         Executive Committee

         The Executive  Committee  which is composed of Edward Feighan and Peter
C. Vanucci, was formed in October 1998.. The Executive Committee has the authority to exercise all powers of the Board of Directors in the management of the business and affairs of the Company during intervals between meetings of the board of directors, except that it has no authority to propose amendments to the Restated Certificate of Incorporation, adopt an agreement of merger or consolidation, recommend to the stockholders the sale, lease or exchange of all or substantially all of the Company's assets or its dissolution, or amend the Bylaws.

         Compensation Committee

         The Compensation Committee which is composed of Edward F. Feighan, J. Thomas McManamon and Peter C. Vanucci and was formed in October 1998. The Compensation Committee (a) makes recommendations to the Board of Directors concerning the election of the Company's officers, (b) reviews the employee compensation and benefit plans and sets the compensation for officers of the
Company (c) awards bonuses to officers of the company, (d) assumes responsibility for all broad-based compensation and benefit programs of the Company and (e) administers the Employee Stock Option Plan.

         Compensation of Directors

         In October 1997, two directors were granted an option to purchase the common stock of the Corporation at an option price of $.20 per share. Mr. Fleming was granted an option to purchase up to 350,000 shares of common stock, and Mr. Walz was granted an option to purchase up to 200,000 shares of common stock. The grant of 200,000 shares of common stock to Mr.

Walz was in consideration for services rendered as a non-employee director for the period December 1996 through October 1997. In May 1998, Mr. Fleming was granted an additional option to purchase up to 150,000 shares of common stock. Mr. Walz resigned in February 1998.

         Non-employee directors will be reimbursed for reasonable expenses incurred in connection with any meetings.

         OFFICERS

         The executive officers of Synaptix Systems Corporation, together with the years in which such Officers were named to their present office, are as follows:

                                                                                             Year Named to
Name                           Age       Position Held with Company                          Present Position
----                           ---       --------------------------                          ----------------
Peter C. Vanucci               50        Chairman and Chief Executive Officer                March 1998
Edward S. Fleming              43        President                                           October 1997
Virginia M. Lazar(1)           47        Executive Vice President and Corporate              May 1998
                                         Secretary
Alan W. Harvey(2)              38        Chairman, President and Chief Executive             December 1996 to October
                                         Officer                                             1997

(1) Ms. Lazar was appointed to serve as Executive Vice President and Corporate Secretary effective as of May 15, 1998. Since 1995 Ms. Lazar has held the position of President, Corporate Administrative Services, Inc., and for the prior 17 years, Ms. Lazar served as an officer of Petrominerals Corporation, and since 1987, held the position of Corporate Secretary of Petrominerals Corporation, and an officer and director of its subsidiaries.

(2) Mr. Harvey resigned as a director and officer of the Company on October 17, 1997. Mr. Harvey was elected to serve as Chairman of the Board, President and Chief Executive Officer effective as of December 23, 1996.

         The executive officers serve at the pleasure of the board of directors.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

         Executive Compensation

         The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, the Company's executive officers during the fiscal year ended June 30, 1998 and for the period through October 31,1998.

                                                SUMMARY COMPENSATION TABLE

                                                        Annual Compensation
Name and Principal                                                              Other Annual              All other
Position                          Year         Salary           Bonus           Compensation             Compensation
                                                 ($)             ($)                 ($)                     ($)
Peter C. Vanucci(1)             1998             57,292(1)        -                   -                       -
Chairman and Chief                                                -                   -                       -
Executive Officer
Edward S. Fleming(2)            1998                     -        -                   -                       -
Virginia M. Lazar(3)            1998             41,250(3)        -                   -                       -
Executive Vice President
and Corporate Secretary

Alan W. Harvey(4)               1997                10,596        -                   -                       -
Chairman, President and
Chief Executive Officer

(1) Mr. Vanucci has accrued his salary for the fiscal year ended June 30, 1998 and for the subsequent period through November 1, 1998. Mr. Vanucci was granted an option to purchase up to 1,000,000 shares of the Company's common stock at a price of $.50 per share in May 1998.

(2) Edward S. Fleming is not a full-time employee, and therefore, no salary is being accrued for Mr. Fleming at this time. Mr. Fleming was granted an option to purchase up to 350,000 shares of the Company's common stock at a price of $.20 per share in October 1997; and, was granted an additional option to purchase up to 150,000 shares of the Company's common stock at a price of $.50 per share in May 1998.

(3) Ms. Lazar has accrued her salary for the fiscal year ended June 30, 1998, and for the subsequent period through November 1, 1998. Ms. Lazar was granted an option to purchase up to 500,000 shares of the Company's common stock at a price of $.50 per share in May 1998.

(4) Mr. Harvey terminated his employment in October 1997. Mr. Harvey's salary is for the period July 1, 1997 through October 31, 1998.

         Other Compensation of Executive Officers

         During fiscal 1998, the Company provided travel and entertainment expenses to its executive officers and key employees. The aggregate amount of such compensation, as to any executive officer or key employee, did not exceed the lesser of $25,000 or 10% of the cash compensation paid to such executive officer or key employee, nor did the aggregate amount of such other compensation exceed 10% of the cash compensation paid to all executive officers or key employees as a group.

     Employee Stock Incentive Stock Option and Non-Statutory Stock Option Plan

         The Company has adopted an Incentive Stock Option Plan and a Non-Statutory Stock Option Plan (together, the "Option Plan"), and has registered the stock reserved for the plan pursuant to a Registration Statement on Form S-8, filed with the Securities and Exchange Commission. The Option Plan provides that the Company may award stock options to employees, including non-employee directors of the Company. The Company intends to make such awards to employees in order to induce qualified persons to accept employment with the Company, and to reward key personnel of the Company in lieu of cash bonuses. A total of four million shares of the Company's Common Stock has been reserved for issuance pursuant to the Compensation Plan. Of this amount, three million shares have been awarded to Alan W. Harvey, and were exercised immediately. During the fiscal year ended June 30,1998, a total of two million two hundred thousand shares were granted to employees and directors. All of the shares under the Plan have been issued.

         Employee Stock Compensation Plan

         The  Company  has  adopted an  Employee  Stock  Compensation  Plan (the
"Compensation Plan"), and has registered the stock reserved for the plan pursuant to a Registration Statement on Form S-8, filed with the Securities and Exchange Commission. The Compensation Plan provides that the Company may issue stock awards to employees, including consultants who have provided bona fide services to the Company not connected to any financing activities. The Company intends to make such awards to employees and consultants for services rendered on behalf of the Company, in lieu of cash payments otherwise owing to these individuals, and to make future awards as the Board of Directors determines in order to induce qualified persons to accept employment with the Company, and to reward key personnel of the Company in lieu of cash bonuses. A total of four million shares of the Company's Common Stock has been reserved for issuance pursuant to the Compensation Plan. In May 1997, the Company issued 3,750,000 shares of common stock pursuant to this Plan for services rendered and expenses paid. During the fiscal period ended June 30, 1998, the Company issued 250,000 shares of the Company's common stock pursuant to this plan for services rendered and expenses paid.

         OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information with respect to the grant of options under the Company's 1997 Non-Statutory Stock Option Plan and Incentive Stock Option Plan during the fiscal year ended June 30, 1998, and subsequent to fiscal year end.


                                            Percent of
                      Number of             total  options
                      Securities            granted to                         Market
                      underlying options    employees in      Exercise or      Price on        Expiration    Grant Date
Name                  granted               fiscal year       base price       Grant Date      Date          Value(1)
                      --------              ---------------------------------  -----------                   --------
                        (#)                          (%)          ($/Share)    ($/Share)
Peter C. Vanucci             1,000,000              43%             $.50           $1.00       5/1/2002     $1,000,000
Edward S.                      350,000              22%             $.20           $3.50       5/1/2002     $1,225,000
Fleming                        150,000                              $.50           $1.00       5/1/2002       $350,000
Virginia M.                    500,000              22%             $.50           $1.00       5/1/2002       $500,000
Lazar
Edward F.                      100,000               4%             $.50           $3.00       5/1/2002       $300,000
Feighan
Mark F. Walz                   200,000               9%             $.20           $3.50       5/1/2002       $700,000

(1) The options shown were exercised immediately upon grant, and prior to commencement of trading in the Company's stock.


      Aggregated Option Exercises in Last Fiscal Year and FYE Option Values


                                                       Number of securities             Value of unexercised
                       Shares                          underlying unexercised           in-the-money options
                       acquired         Value          options at fiscal year-end       at fiscal year-end
Name                   on Exercise      Realized       Exercisable/unexercisable        Exercisable/unexercisable
                             (#)            ($)                      (#)                                ($)
Mark F. Walz           50,000(1)        $134,375                   150,000                          $243,750


(1)      The options shown were exercised in July 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of November 3, 1998 by each person or entity known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, and all directors and executive officers as a group.

                                                                  Amount and                         Percent of Total
                           Name and Address of                     Nature of         Percent of        Outstanding
Title of Class             Beneficial Owner                  Beneficial Interest        Class        Voting Securities
----------------------     ----------------------------      -------------------    -------------    -----------------
$.003 par value            Peter C. Vanucci(1)                   1,000,000(D)                6.9%                  6.9%
common stock               8221 Brecksville Road
                           Bldg. 3, Suite 207
                           Brecksville, Ohio 44141
$.003 par value            Flinders Finance Company               1,303,928                   8.9                  8.9%
common stock               P.O. Box 1360
                           League City, Texas 775748

$.003 par value            Virginia M. Lazar(2)                   596,750(D)                 4.1%                  4.1%
common stock               3050 Post Oak Boulevard
                           Suite 1080
                           Houston, Texas 77056
$.003 par value            Edward S. Fleming(3)                   500,000(D)                 3.4%                  3.4%
common stock               3050 Post Oak Boulevard
                           Suite 1080
                           Houston, Texas 77056
$.003 par value            Edward F. Feighan(4)                   150,000(D)                 1.0%                  1.0%
common stock               3050 Post Oak Boulevard
                           Suite 1080
                           Houston, Texas 77056
$.003 par value            Tropicana International, Inc.           750,000                   5.1%                  5.1%
common stock               957 Nasa Road 1 - Suite 113
                           Houston, Texas 77058
$.003 par value            Youngstown Worldwide Ltd.               750,000                   5.1%                  5.1%
common stock               403 Nasa Road 1 - Suite 293
                           Webster, Texas 77598
$.003 par value            Mark F. Walz                            150,000                   1.0%                  1.0%
common stock               13131 Almeda Road
                           Houston, Texas 77045
All executive officers                                            2,146,750                 14.7%                 14.7%
and directors as a
group(4)


         Unless otherwise indicated in the footnotes below, each person has sole voting and dispositive power over the shares indicated.

(1) Mr. Vanucci was granted an option in May 1998 to purchase up to 1,000,000 shares of the Corporation's common stock at a price of $.50 per share.

(2) Ms. Lazar was granted an option in May 1998 to purchase up to 500,000 shares of the Corporation's common stock at a price of $.50 per share. Ms. Lazar beneficially holds 96,750 shares of the Corporation's common stock.

(3) Mr. Fleming was granted an option in October 1997 to purchase up to 350,000 shares of the Corporation's common stock at a price of $.20 per share. In May 1998, Mr. Fleming was granted an option to purchase and additional 150,000 shares of the Corporation's common stock.

(4) Mr. Feighan was granted an option in August 1998 to purchase up to 100,000 shares of the Corporation's common stock at a price of $.50 per share. Mr. Feighan purchased 50,000 shares of the Corporation's common stock in August 1998.

(5) Mr. Walz, a former director, was granted an option in October 1997 to purchase up to 200,000 shares of the Corporation's common stock. Mr. Walz exercised his option and purchased 50,000 shares in July 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Transactions with Management and Others

         Since December 1996, Corporate Administrative Services, Inc., has rendered services to the Company in connection with corporate securities compliance and corporate governance. Ms. Lazar, President of Corporate Administrative Services, Inc., received compensation in the form of stock for services rendered, which consisted of 169,750 shares of the common stock of the Company. In addition, Corporate Administrative Services, Inc. forgave fees due and payable in the amount of $80,000 for the fiscal year ended June 30, 1998.
         No executive officer, director, stockholder known to the Company to own, beneficially or of record, more than 5% of the Company's Common Stock, or any member of the immediate family of any of those persons has engaged since the beginning of the Company's last fiscal year ended June 30, 1998,or proposes to engage in the future, in any transaction or series of similar transactions with the Company, directly or indirectly through a separate entity, in which the amount involved exceeded or will exceed $60,000.

         No director of the Company has served during the last fiscal or currently serves as a partner or executive officer of any investment banking firm that performed services for the Company during the last fiscal year ended June 30, 1998, or that the Company proposes to have perform services during the current year. The Company knows of no other relationship between any director and the Company substantially similar in nature and scope to those described above.

         Certain Business Relationships

         There are no employees other than the executive officers disclosed above who make, or are expected to make, significant contributions to the business of the Registrant, the disclosure of which would be material.

         Indebtedness of Management

         During the Company's last fiscal year, no executive officer, director, any member of the immediate family or any of those persons, any corporation or organization for which any of those persons serve as an executive officer or partner or which they own directly or indirectly 10% or more of its equity securities, or any trust or other estate in which any of the Company's executive officers or directors have a substantial beneficial interest or for which they serve as a trustee or in a similar capacity, has owed the Company at any time since the beginning of its last fiscal more than $60,000.

         Termination and Change In Control Arrangements

         The Company has no compensatory plan or arrangement with respect to its Executive Officers that would result from the resignation, retirement or termination of any Executive Officer's employment with the Company, from a change in control of the Company, or from a change in an Executive Officer's responsibilities following a change in control of the Company.

         Identification of Certain Significant Employees.

         There are no employees who have made or are expected to make, significant contributions to the business of the Company, the disclosure of which would be material.

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

Dated:   October 29, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities indicated and on the dates indicated.


         Name                         Title                            Date

/s/ Peter C. Vanucci           Chairman, Chief Executive        October 29, 1998
    Peter C. Vanucci            Officer & Director

/s/ Edward S. Fleming          President & Director             October 29, 1998
    Edward S. Fleming

/s/ Edward F. Feighan          Director                         October 29, 1998
    Edward F. Feighan

/s/ J. Thomas McManamon        Director                         October 29, 1998
    J. Thomas McManamon