Form 10-K/A
period 1998-06-30
SYNAPTIX SYSTEMS CORP
filed 1998-11-20
CIK 817125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------
                         AMENDMENT NO. 2 TO FORM 10-KSB
       (Mark One)

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Amendment No. 2 to Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year $0 .

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

ITEM 2. DESCRIPTION OF PROPERTY

         The Company does not own any real property and currently leases its existing office facilities. In October 1998, the Company relocated its corporate offices to Houston, Texas, and leased approximately 1,600 square feet of administrative office space. The lease is for a term of 13 months, and will expire on October 31, 1999. In addition, the Company entered into a lease of executive offices in Brecksville, Ohio, covering approximately 800 square feet. This lease is for a term of one year and will expire on September 30, 1999.


ITEM 3. LEGAL PROCEEDINGS

         From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. To management's knowledge, the Company is not currently involved in any legal proceedings and is not aware of any legal proceeding threatened against it, except for a claim that was made by a individual that was formerly employed by an unrelated company. The Company does not believe that this claim has merit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended June 30, 1998.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market Information

                  The Company's common stock is traded on the NASDAQ OTC Electronic Bulletin Board under the symbol "SYTS". The Company's common stock commenced trading on June 6, 1997, but had not traded for the period December 31, 1993 through June 5, 1997. As of October 9, 1998, there were approximately 212 beneficial owners of the Company's common stock The following table sets forth, for the quarterly periods indicated, the range of high and low closing prices for the Company's common stock, as reported by the NASDAQ OTC Electronic Bulletin Board.


                                                       High         Low
1997
March 31, 1997                                        $0.00        $.00
June 30, 1997                                         2.875         .00
September 30, 1997                                     3.25        2.25
December 31, 1997                                      4.00       1.125
1998                                                   High         Low
----                                                   ----         ---
March 31, 1998                                        3.125        1.00
June 30, 1998                                        1.9375        .875
September 30, 1998                                     4.25        1.75

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

ITEM 7. FINANCIAL STATEMENTS

         The reports of the Company's Independent Public Accountants, Financial Statements and Notes to Financial Statements appear herein as noted below:
                                                                          Page

Independent Auditor's Reports...........................................10 & 11
Balance Sheets, June 30, 1998 and 1997..................................12
Statements of Operations for the Years
     ended June 30, 1998 and 1997.......................................13
Statements of Changes in Stockholders'
     Equity (Deficit) for the Years ended June 30, 1998
     and 1997...........................................................14
Statements of Cash Flows for the Years
     ended June 30, 1998 and 1997.......................................15
Notes to Financial Statements.......................................... 16

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


                                           CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
October 7, 1997

                          SYNAPTIX SYSTEMS CORPORATION
                     (dba AFFILIATED RESOURCES CORPORATION)
                                 BALANCE SHEETS



                                                                                       June 30,
                                                                            1998                       1997
                                                                 -------------------------- --------------------------
                            ASSETS

Current Assets
Cash and cash equivalents                                        $                      455 $                      989
Prepaid expenses                                                                                                72,770
                                                                 -------------------------- --------------------------

Total Current Assets                                                                    455                     73,759

Property and Equipment, net of accumulated
depreciation of $1,434 in 1998                                                       23,570                    100,873
                                                                 -------------------------- --------------------------

                                                                 $                   24,025 $                  174,632
                                                                 ========================== ==========================

             LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities                         $                 541,677  $                 165,711
                                                                 -------------------------  -------------------------

Total Current Liabilities                                                          541,677                    165,711

Long-term debt                                                                     140,000
                                                                 -------------------------- --------------------------

                                                                                   681,677                    165,711
                                                                 -------------------------  -------------------------

Stockholders' Equity (Deficit)
Preferred stock, $1 par value, 10,000,000 shares
authorized, no shares outstanding
Common stock, $.003 par value, 25,000,000
shares authorized, 13,742,492 and 15,473,700
shares issued and outstanding at June 30, 1998
and 1997, respectively                                                              41,227                     46,421
Additional paid-in capital                                                       8,306,628                  5,337,647
Accumulated deficit                                                             (7,103,227)                (5,175,147)
Unamortized stock compensation                                                  (1,902,280)
Stock subscription receivable                                                                                (200,000)
                                                                 -------------------------  -------------------------

                                                                                  (657,652)                     8,921
                                                                 -------------------------  -------------------------

                                                                 $                  24,025  $                 174,632
                                                                 =========================  =========================


                 See accompanying notes to financial statements.

                          SYNAPTIX SYSTEMS CORPORATION
                     (dba AFFILIATED RESOURCES CORPORATION)
                            STATEMENTS OF OPERATIONS





                                                                                         June 30,
                                                                              1998                      1997
                                                                    ------------------------   ----------------------

Revenues                                                            $                      0   $                4,710

Selling, General and Administrative Expenses                                       2,074,494                  408,775
                                                                    ------------------------   ----------------------

Loss from Operations                                                              (2,074,494)                (404,065)

Other Income (Expense)
Settlement of litigation                                                             (86,000)                 (20,000)
Debt forgiveness                                                                     297,007                   75,840
Loss on disposal of property and equipment                                           (64,593)
                                                                    ------------------------   ----------------------

                                                                                     146,414                   55,840
                                                                    ------------------------   ----------------------

Net Loss                                                            $             (1,928,080)  $             (348,225)
                                                                    ========================   ======================

Net Loss Per Share                                                  $                  (0.14)  $                (0.14)
                                                                    ========================   ======================

Weighted Average Shares Outstanding                                               13,602,778                2,506,606
                                                                    ========================   ======================


                 See accompanying notes to financial statements.

                          SYNAPTIX SYSTEMS CORPORATION
                     (dba AFFILIATED RESOURCES CORPORATION)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   For the Years Ended June 30, 1998 and 1997




                                                                  Additional              Unamortized       Stock
                             Common Stock        Preferred Stock   Paid-In   Accumulated    Stock       Subscription
                          Shares     Amount    Shares    Amount    Capital     Deficit   Compensation    Receivable    Total
                       ----------  --------  --------- --------- ----------  ----------- -------------  ------------ ----------
Balance -
  June 30, 1996            39,668  $   119    174,865  $ 174,865 $4,610,729  $(4,826,922)                             $ (41,209)
Sale of restricted
  common stock
  for cash              1,217,500    3,652                                                                                3,652
Issuance of
  restricted common
  stock for expenses       58,334      175                           20,825                                              21,000
Issuance of common
  stock for preferred
  shares                  174,865      525   (174,865)  (174,865)   174,340
Sale of common
  stock for stock
  subscription          2,000,000    6,000                          194,000                               $ (200,000)
Sale of common
  stock for cash
  and services          6,750,000   20,250                          251,500                                             271,750
Sale of restricted
   common stock
   for cash, assets,
   and expenses         2,250,000    6,750                           27,000                                              33,750
Issuance of
   restricted common
   stock for assets
   and expenses         3,000,000    9,000                           69,203                                              78,203
Cancellation of
   restricted
   stock                  (16,667)     (50)                          (9,950)                                            (10,000)
Net loss                                                                        (348,225)                              (348,225)
                       ----------  --------  --------- --------- ----------  ----------- -------------  ------------ ----------
Balance -
   June 30, 1997       15,473,700   46,421                        5,337,647   (5,175,147)                   (200,000)     8,921
Sale of common
  stock for
  cash                     20,000       60                           15,940                                              16,000
Issuance of
  common stock
  for services            248,792      746                          312,441                                             313,187
Cancellation of
  stock
  subscription         (2,000,000)  (6,000)                        (194,000)                                 200,000
Issuance of common
   stock options
   for services                                                   2,834,600              $  (1,902,280)                 932,320
Net loss                                                                      (1,928,080)                            (1,928,080)
                       ----------  --------  --------- --------- ----------  ----------- -------------  ------------ ----------
Balance -
   June 30, 1998       13,742,492 $  41,227            $         $8,306,628  $(7,103,227)$  (1,902,280) $            $(657,652)
                       ========== =========  ========= ========= ==========  =========== =============  ============ ==========








                 See accompanying notes to financial statements.

                          SYNAPTIX SYSTEMS CORPORATION
                     (dba AFFILIATED RESOURCES CORPORATION)
                            STATEMENTS OF CASH FLOWS
                   For the Years Ended June 30, 1998 and 1997




                                                                              1998                      1997
                                                                   -------------------------   ----------------------
Cash Flows From Operating Activities:
Net loss                                                           $              (1,928,080)  $             (348,225)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense                                                                  20,662
Loss on disposal of assets                                                            64,593
Stock issued for services                                                            313,187
Non-cash compensation expense                                                        932,320
Stock issued for expenses                                                                                     251,403
Debt forgiveness                                                                    (297,007)                 (75,840)
Changes in assets and liabilities:
Prepaid expenses                                                                      72,770                  (21,695)
Accounts payable and accrued liabilities                                             375,966                  135,364
                                                                   -------------------------   ----------------------

Net Cash Used in Operating Activities                                               (445,589)                 (58,993)

Cash Flows From Investing Activities:
Purchase of equipment                                                                 (7,952)                 (22,658)
                                                                   -------------------------   ----------------------

Net Cash Used in Investing Activities                                                 (7,952)                 (22,658)

Cash Flows From Financing Activities:
Proceeds from debt                                                                   437,007                   62,640
Sale of common stock                                                                  16,000                   20,000
                                                                   -------------------------   ----------------------

Net Cash Provided by Financing Activities                                            453,007                   82,640
                                                                   -------------------------   ----------------------

Net Increase (Decrease) in Cash Equivalents                                             (534)                     989

Cash and Cash Equivalents at Beginning of Year                                           989
                                                                   -------------------------   ----------------------

Cash and Cash Equivalents at End of Year                           $                     455   $                  989
                                                                   =========================   ======================

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


Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

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

Note 4 - Long-Term Debt

Long-term debt as of June 30, 1998 was as follows:


  8% Unsecured note payable to a corporation,
           interest and principal due November, 2002      $     100,000

  8% Unsecured note payable to a corporation,
           interest and principal due April, 2001                40,000
                                                          -------------

                                                          $     140,000
                                                          =============

Long-term debt is payable in the future as follows:


          June 30,

                   2001                                   $      40,000
                   2003                                         100,000
                                                          -------------

                                                          $     140,000
                                                          =============

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

The following table summarizes stock option activity:


                                           1998                                     1997
                         ---------------------------------------- ----------------------------------------
                                Stock                Price                Stock               Price
                               Options             Per Share             Options            Per Share
                         -------------------  ------------------- -------------------  -------------------
Beginning of period                   62,000  $       .15
Granted                            2,220,000      .15 -  .50                3,062,000  $   .005 - .15
Exercised                                                                  (3,000,000)        .005
                         -------------------  ------------------- -------------------  -------------------
End of period                      2,282,000  $   .15 - $.50                   62,000  $       .15
                         ===================  =================== ===================  ===================

Exercisable at June 30             2,282,000  $   .15 - $.50                   62,000  $       .15
                         ===================  =================== ===================  ===================


                                                    1998                 1997
                                            -------------------- ------------
Weighted-average fair value of options
     granted during the year                 $       1.59         $        .00

                          SYNAPTIX SYSTEMS CORPORATION
                     (dba AFFILIATED RESOURCES CORPORATION)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                             June 30, 1998 and 1997


Note 6 - Stock Options (Continued)

The fair value of the options at date of grant was estimated using the Black-Scholes Model with the following weighted-average assumptions:


                                           1998                 1997
                                   -------------------- ------------
Risk-free interest rate                    5.64%                5.86%
Expected life                           4.98 years           1.04 years
Expected volatility                        114%                 114%
Expected dividends                         None                 None


Had the Company elected to apply Financial Accounting Standards Board Statement No. 123, "Accounting for Stock- Based Compensation," using the fair value based method, the Company's net loss and loss per share would have been increased to the proforma amounts indicated below:


                                            1998              1997
                                      -------------  ---------------------

Net loss as reported                  $  (1,928,080) $            (348,225)
Net loss proforma                     $  (1,971,688) $            (348,225)

Basic loss per share as reported      $       (0.14) $               (0.14)
Basic loss proforma                   $       (0.14) $               (0.14)

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         DIRECTORS

         Set forth below is certain information concerning the nominees for election as director of the Company at the Meeting, including all positions and offices with the Company held by each such person, the business experience of each during at leas6 the past five years, and the age of each nominee on November 16, 1998.

         Peter C. Vanucci, 50, was elected to serve as Chairman of the Board and Chief Executive Officer of the Company effective as of February 15, 1998. Since 1990, Mr. Vanucci held the position of President and a Director of Wexford, Inc., a corporation specializing in business and property evaluation, ad valorem tax consulting, real estate development and financial consulting.

         Edward S. Fleming, 43, has held the position of President since May 1998, and was first elected a director in December 1996. Prior to that time, Mr. Fleming held the positions of Acting President beginning in October 1997, in addition to his position as Vice President and Chief Financial Officer, to which he was elected in December 1996. From 1993 to the present, Mr. Fleming has held the position of Geologic Science Advisor to the Astronaut Office, Johnson Space Center, and was primarily responsible for the planning, coordination and evaluation of military and civilian manned space observations of the Earth, including the management of all Army personnel assigned to the Space Center. He has an extensive background in systems administration of the SUN and UNIX programs, as well as experience in a wide variety of sophisticated remote sensing software packages. Prior to 1993, Mr. Fleming held a succession of various leadership positions of national and military prominence while serving as an officer in the United States Army for more than 20 years.

         Edward F. Feighan, 50, was elected to serve as a director in August 1998. Mr. Feighan is currently the managing Partner of Alliance, Limited, a Cleveland, Ohio based firm specializing in mergers and acquisitions and merchant banking services. From November 1996 to December 1997, Mr. Feighan served as the founding President, CEO and director of Century Business Services, Inc.
("Century").  Throughout  most of  1998,  Mr.  Feighan  served  as  Senior  Vice
President of Century, and he continues to provide consulting services to Century. From 1993 to 1996, Mr. Feighan was a principal in Alliance Holding Corporation, a privately owned specialty insurance business "Alliance" which provided niche market insurance underwriting for businesses nationwide. Alliance merged its operating entities into Century in 1996. Mr. Feighan served 20 consecutive years in elected office beginning in 1972. He served as a State Representative for six years, a Cuyahoga County Commissioner for four years, and as a member of the United States House of Representatives for 10 years. Congressman Feighan has been recognized as a leading authority on foreign policy and international trade and finance.

         J. Thomas McManamon, 54, was elected to serve as a director in May 1998. Mr. McManamon has held the position of Director of the Science, Engineering, Mathematics and Aerospace Academy for the Cuyahoga Community College since January 1995. From 1992 to 1995, Mr. McManamon was a Financial Consultant with the firm of Butcher & Singer.

         No director serves as a member of the Board of Directors of any other company with a class of securities registered under the Securities Act of 1934, as amended, or which is registered as an investment company under the Investment Company Act of 1940.

Meetings of the Board of Directors

         During the last fiscal year, the Board of Directors of the Company which consisted of three directors, held seven meetings, Each director attended at least 75% of the meetings of the board of directors..

         Standing Committees.

         In October 1998, the board voted to establish three standing committees consisting of an Audit Committee, an Executive Committee and a Compensation Committee.

         The Audit Committee, which is composed of Messrs. Feighan and McManamom meets with key management and the independent public accountants to review the internal controls of the Company and to review its financial reporting. The Audit Committee also recommends to the Board of Directors the appointment of the independent public accountants to serve as auditors in examining the financial statements of the Company. The Audit Committee is charged with the responsibility of reviewing and overseeing all material transactions and material proposed transactions between the Company and one or more of its directors or executive officers, or their affiliates, with a view to assuring that all such transactions will be (a) on terms no less favorable to the Company than would be available with unaffiliated third parties and (b) ratified by a majority of independent directors who have no interest in such transactions.

         The Executive Committee, which is composed of Messrs. Feighan and Vanucci, has the authority to exercise all powers of the Board of Directors in the management of the business and affairs of the Company during intervals between meetings of the board of directors, except that it has no authority to propose amendments to the Restated Certificate of Incorporation, adopt an agreement of merger or consolidation, recommend to the shareholders the sale, lease or exchange of all or substantially all of the Company's assets or its dissolution, or amend the Bylaws.

         The Compensation Committee, which is composed of Messrs. Feighan, McManamon and Vanucci (a) makes recommendations to the Board of Directors concerning the election of the Company's officers, (b) reviews the employee compensation and benefit plans and sets the compensation for officers of the Company, (c) awards bonuses to officers of the Company, (d) assumes responsibility for all broad-based compensation and benefit programs of the Company and (e) administers the Employee Stock Option Plan.

         Compensation of Directors

         In October 1997, two persons then serving as Company directors were granted options to purchase the Common Stock of the Company at an option price of $.20 per share. Mr. Fleming was granted an option to purchase up to 350,000 shares of Common Stock, and Mr. Mark F. Walz was granted an option to purchase up to 200,000 shares of Common Stock. The grant of 200,000 shares of Common Stock to Mr. Walz was in consideration for services rendered as a non-employee director for the period December 1996 through October 1997. Mr. Walz resigned in February 1998. In May, 1998, Mr. Fleming was granted an additional option to purchase up to 150,000 shares of Common Stock at an option price of $.50 per share.

         Non-employee directors will be reimbursed for reasonable expenses incurred in connection with attendance at any meetings of the board of directors of the Company.

ITEM 10. EXECUTIVE COMPENSATION AND OTHER INFORMATION

         The following table set forth certain information regarding the executive officers of the Company. Each officer serves at the pleasure of the board of directors.


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

(1) From January 1996 until her election as an officer of the Company in May 1998, Ms. Lazar was the President of Corporate Administrative Services, Inc., a corporation engaged in providing consulting and administrative services to public companies. For the prior 17 years, Ms. Lazar was employed by Petrominerals Corporation and, since 1987, held the position of Corporate Secretary of that Corporation.

(2) Mr. Harvey was elected to serve as Chairman of the Board, President and Chief Executive Officer effective as of December 23, 1996, and resigned as a director and officer of the Company on October 17, 1997.

         Summary Compensation Table

         The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, the Company's executive officers during the fiscal year ended June 30, 1998 and for the period through October 31,1998.

                               Annual Compensation

Name and Principal                                                              Other Annual              All other
Position                          Year         Salary           Bonus           Compensation             Compensation
                                                 ($)             ($)                 ($)                     ($)
Peter C. Vanucci                1998             57,292(1)        -                   -                       -
Chairman and Chief                                                -                   -                       -
Executive Officer
Edward S. Fleming               1998                     -        -                   -                       -
President(2)
Virginia M. Lazar               1998             41,250(3)        -                   -                       -
Executive Vice President
and Corporate Secretary
Alan W. Harvey                  1997             14,385(4)        -                   -                       -
Chairman, President and
Chief Executive Officer
Samuel M. Skipper,              1996             43,348(5)        -                   -                       -
Chief Executive Officer
and President(5)

(1) Mr. Vanucci has accrued his salary for the fiscal year ended June 30, 1998 and for the subsequent period through November 1, 1998. Mr. Vanucci was granted an option to purchase up to 1,000,000 shares of the Company's common stock at a price of $.50 per share in May 1998.

(2) Mr. Fleming is not a full-time employee, and therefore, no salary is being accrued for him at this time. Mr. Fleming was granted an option to purchase up to 350,000 shares of the Company's common stock at a price of $.20 per share in October 1997, and was granted an additional option to purchase up to 150,000 shares of the Company's common stock at a price of $.50 per share in May 1998.

(3) Ms. Lazar has accrued her salary for the fiscal year ended June 30, 1998, and for the subsequent period through November 1, 1998. Ms. Lazar was granted an option to purchase up to 500,000 shares of the Company's common stock at a price of $.50 per share in May 1998.

(4) Mr. Harvey terminated his employment in October 1997. Mr. Harvey's salary is for the period July 1, 1997 through October 31, 1997.

(5) Mr. Skipper served as Chairman of the Board, President and Chief Executive Officer for the period August 1995 through December 23, 1996.

         Incentive Stock Option Plan and Non-Statutory Stock Option Plan

         The Company has adopted an Incentive Stock Option Plan and a Non-Statutory Stock Option Plan (together, the "Option Plan"), under which the Company may award stock options to employees, including non-employee directors of the Company. The company intends to make such awards to employees in order to induce qualified persons to accept employment with the Company, and to reward key personnel of the Company in lieu of cash bonuses. A total of seven million shares of the Company's Common Stock have been reserved for issuance pursuant to the Option Plan. During the fiscal year ended June 30, 1998, a total of two million two hundred thousand shares were granted to employees and directors. Five million two hundred thousand of the seven million shares available under the Plan have been issued.

         Employee Stock Compensation Plan

         The Company has adopted an Employee Stock Compensation Plan (the "Compensation Plan"), which provides that the Company may issue stock awards to employees, including consultants who have provided bona fide services to the Company not connected to any financing activities. The Company intends to make such awards to employees and consultants for services rendered on behalf of the Company, in lieu of cash payments otherwise owing to these individuals, and to make future employment with the Company, and to reward key personnel of the Company in lieu of cash bonuses. During the fiscal year ended June 30, 1998, the Company issued 250,000 shares of the Company's Common Stock to employees, including 96,750 shares to Ms. Lazar who is an executive officer, pursuant to this plan for services rendered and in repayment of expenses.

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


                          Number of
                          Securities      Percent of total
                          underlying      options granted                      Market
                          options         to employees in     Exercise or      Price on        Expiration    Grant Date
Name                      granted         fiscal year         base price       Grant Date      Date          Value(1)
                          -------------   ------------------- ---------------  ----------      ------------- --------------
                               (#)             (%)             ($/Share)        ($/Share)
Peter C. Vanucci               1,000,000         43%                .50                  1.00       5/1/2002      1,000,000
Edward S. Fleming                350,000         22%                .20                  3.50       5/1/2002      1,225,000
                                 150,000                            .50                  1.00       5/1/2002        350,000
Virginia M. Lazar                500,000         22%                .50                  1.00       5/1/2002        500,000
Edward F. Feighan                100,000          4%                .50                  3.00       5/1/2002        300,000
Mark F. Walz                     200,000          9%                .20                  3.50       5/1/2002        700,000


      Aggregated Option Exercises in Last Fiscal Year and FYE Option Values


                                                          Number of securities               Value of unexercised
                         Shares                           underlying unexercised             in-the-money options
                         acquired          Value          options at fiscal year-end         at fiscal year-end
Name                     on Exercise       Realized       Exercisable/unexercisable          Exercisable/unexercisable
                               (#)             ($)                      (#)                                     ($)
Mark F. Walz             50,000(1)         134,375                     150,000                            243,750


(1)      The options shown were exercised in July 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of November 3, 1998 by each person or entity known to the Company to own beneficially 5% or more. Unless otherwise indicated in the footnote below, each person has sole voting and dispositive power over the shares indicated.

                                                              Amount and                                Percent of Total
                        Name and Address of                   Nature of                Percent of       Outstanding
Title of Class          Beneficial Owner                      Beneficial Interest      Class               Voting Securities
------------------      -------------------------             -------------------      ------------     --------------------
$.003 par value         Peter C. Vanucci(1)                         1,000,000(D)               6.9%                    6.9%
common stock            8221 Brecksville Road
                        Bldg. 3, Suite 207
                        Brecksville, Ohio 44141
$.003 par value         Flinders Finance Company                     1,303,928                 8.9%                    8.9%
common stock            P. O. Box 1360
                        League City, Texas 77548

$.003 par value         Virginia M. Lazar(2)                           596,750                 4.1%                    4.1%
common stock            3050 Post Oak Blvd.
                        Suite 1080
                        Houston, Texas 77056
$.003 par value         Edward S. Fleming(3)                           500,000                 3.4%                    3.4%
common stock            3050 Post Oak Blvd.
                        Suite 1080
                        Houston, Texas 77056
$.003 par value         Edward F. Feighan(4)                           150,000                 1.0%                    1.0%
common stock            3050 Post Oak Blvd.
                        Suite 1080
                        Houston, Texas 77056
$.003 par value         Tropicana International, Inc.                  750,000                 5.1%                    5.1%
common stock            957 Nasa Road 1 - Suite 113
                        Houston, Texas 77058
$.003 par value         Youngstown Worldwide Ltd.                      750,000                 5.1%                    5.1%
common stock            403 Nasa Road 1 - Suite 293
                        Webster, Texas 77598
$.003 par value         Mark F. Walz(5)                                200,000                 1.0%                    1.0%
common stock            13131 Almeda Road
                        Houston, Texas 77045
All executive officers                                               2,146,750                14.7%                   14.7%
and directors as a
group(4)


(1) Consists of an option to purchase up to 1,000,000 shares of the Company's Common Stock at $.50 per share.
(2) Includes an option to purchase up to 500,000 shares of the Company's common stock at $.50 per share.
(3) Consists of an option to purchase up to 350,000 shares of the Company's Common Stock at $.20 per share and an option to purchase an additional 150,000 shares at a price of $.50 per share.
(4) Includes an option to purchase up to 100,000 shares of the Company's Common Stock at $.50 per share.
(5) Includes an option to purchase up to 150,000 shares of the Company's Common Stock at $.20 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since December 1996, Corporate Administrative Services, Inc. has rendered services to the Company in connection with corporate securities compliance and corporate governance. Ms. Lazar, as the former President of Corporate Administrative Services, Inc., received compensation from the Company in the form of 96,750 shares of Company Common Stock for services rendered. In addition, that corporation forgave fees due and payable in the amount of $80,000 for the fiscal year ended June 30, 1998.

         No executive officer, director, stockholder known to the Company to own, beneficially or of record, more than 5% of the Company's Common Stock, or any member of the immediate family of any of those persons has engaged since the beginning of the Company's last fiscal year, or proposes to engage in the future, in any transaction or series of similar transactions with the Company, directly or indirectly through a separate entity, in which the amount involved exceeded or will exceed $60,000.

         No director of the Company has served or currently serves as a partner or executive officer of any investment banking firm that performed services for the Company during the last fiscal year or that the Company proposes to have perform services during the current year. The Company knows of no other relationship between any director and the Company substantially similar in nature and scope to those described above.

         Section 16(a) Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons holding more than 10% of a registered class of the Company's equity securities to file with the SEC initial reports of ownership, reports of changes in ownership and annual reports of ownership of Common Stock and other equity securities of the Company. Such directors, officers and stockholders are also required to furnish the company with copies of all such filed reports.

         Based on a review of the copies of such reports furnished to the Company, the Company believes that all Section 16(a) reporting requirements were timely fulfilled during 1998, except that Mr. Vanucci filed two months late his initial report on Form 3 reporting his election as a director and executive officer in February 1998, Mr. Harvey failed to file his terminating Form 4 or 5 upon his resignation as an executive officer and director in October 1997, and Mr. McManamon did not timely file his initial report on Form 3 upon his election as a director in May 1998.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

1.       Reports on Form 8-K.

         The Company filed the following reports on Form 8-K during the fiscal year ended June 30, 1998 and subsequent thereto:

                  A Form 8-K was filed on August 3, 1998 announcing the acquisition of assets from CobolTexas Inc., and a Change in Registrant's Accountants.

2.       Exhibits

Exhibit
Number            Description

                  2 Asset Purchase Agreement by and between Swallen Investments Corp. and Synaptix Systems Corporation, dated May, 1997(1) 2.1 Asset Purchase Agreement by and between Synaptix Systems Corporation, a Colorado corporation, and Mobilelink Communications, Inc. ("Mobile"), a Nevada corporation, dated March 26, 1998(2) 2.2 Modification Agreement by and between Synaptix Systems Corporation, a Colorado corporation, and Mobilelink Communications, Inc., a Nevada corporation.

Exhibit
Number            Description

2.3 Purchase and Sale Agreement for Purchase of Stock of Frontier Services, Inc. By and between Dickie McGehee and Denise McGehee, Sellers, and Synaptix Systems Corporation, dated March 12, 1998(2)
3.1  Amendment to Articles of Incorporation(3)
3.2  Bylaws(4)
4.1  Statement of Series Shares(4)
4.2  Form of Warrant Agent Agreement and Form of Warrant Certificate(5)
4.3 Option Agreement by and between Peter C. Vanucci and Synaptix Systems Corporation, dated May 20, 1998(2)
4.4 Option Agreement by and between Virginia M. Lazar and Synaptix Systems Corporation, dated May 20, 1998(2)
4.5 Option Agreement by and between Edward S. Fleming and Synaptix Systems Corporation, dated May 20, 1998(2)
4.6  Form of Class A and Class B Common Stock Purchase Warrants(6)
10.1 Synaptix Systems Corporation 1997 Incentive and Non-Statutory Stock Option Plan(6)
10.2 Form of Synaptix Systems Corporation Employee Stock Option Agreement(6)
10.3 Synaptix Systems Corporation 1997 Employee Stock Compensation Plan(7)
10.4 Promissory Note by and between Synaptix Systems Corporation and Emerald Investments, dated November 1997.
10.5 Promissory Note between Synaptix Systems Corporation and Dickie and Denise McGehee in the amount of $3,024,000, dated March 12, 1998(2)
10.6 Promissory Note by and between Synaptix Systems Corporation and Merity International Inc., dated April 1998
10.7 Synaptix Systems Corporation PROJECT EAGLE Development Team Agreement.(9)
10.8 Employment Agreements(8)
10.9 Settlement   agreement  and  release  by  and  between   Synaptix   Systems
     Corporation and Alan W. Harvey(8)
10.10Settlement   Agreement  and  Release  by  and  between   Synaptix   Systems
     Corporation and certain employees(9) 17 Letter of resignation of Mark F. Walz(9)

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

Dated:   November 16, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities indicated and on the dates indicated.

       Name                          Title                        Date

/s/  Peter C. Vanucci       Chairman, Chief Executive    November 16, 1998
----------------------       Officer & Director
Peter C. Vanucci

/s/   Edward S. Fleming     President & Director         November 16, 1998
-----------------------
Edward S. Fleming

/s/  Edward F. Feighan      Director                     November 16, 1998
----------------------
Edward F. Feighan

/s/ J. Thomas McManamon     Director                     November 16, 1998
-----------------------
J. Thomas McManamon