Form 10QSB
period 1998-09-30
SYNAPTIX SYSTEMS CORP
filed 1998-11-23
CIK 817125

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(MARK ONE)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-------
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1998

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the Transition period from                    to
                       Commission File Number: 33-15097-D
                          SYNAPTIX SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

                  Colorado                           84-10457105
         (State or other Jurisdiction of         (I.R.S. Employer
         incorporation or organization)         Identification  Number)


         3050 Post Oak Boulevard
         Suite 1080, Houston Texas                            77056
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
                                                     Yes    X         No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.003 Par Value                       14,523,518
                                    (Shares outstanding as of November 18, 1998)

Transitional Small Business Disclosure Format (Check One)   Yes    No     X

                   SYNAPTIX SYSTEMS CORPORATION AND SUBSIDIARY
                     (dba AFFILIATED RESOURCES CORPORATION)
                 QUARTERLY REPORT ON FORM 10-QSB FOR THE INTERIM
                         PERIOD ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                  Page
                                                                  Number

Part I.  Financial Information

Item I.  Financial Statements

         Balance Sheets at September 30, 1998
          and June 30, 1998......................................... 3

         Statements of Operations for the Three
          Months Ended September 30, 1998 and 1997...................4

         Statements of Cash Flows for the Three
          Months Ended September 30, 1998 and 1997...................5

         Notes to  Financial Statements..............................6

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations..............6

Part II. Other Information

Item 1.  Legal Proceedings...........................................9

Item 6.  Exhibits and Reports on Form 8-K............................9

         Signatures..................................................9

                   SYNAPTIX SYSTEMS CORPORATION AND SUBSIDIARY
                     (dba AFFILIATED RESOURCES CORPORATION)
                           CONSOLIDATED BALANCE SHEETS



                                                                                  September 30, 1998    June 30, 1998
                                                                                     (Unaudited)            (Audited)
                                                                                  -----------------     -----------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                    $           1,542     $             455
     Receivables and other                                                                   21,330                     0
                                                                                  -----------------     -----------------

                                                          Total Current Assets               22,872                   455

PROPERTY, PLANT, & EQUIPMENT                                                                 34,186                23,570
                                                                                  -----------------     -----------------

                                                                  Total Assets    $          57,058     $          24,025
                                                                                  =================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:

     Accounts payable and accrued liabilities                                     $         532,641     $         541,677
                                                                                   ----------------      ----------------

                                                     Total Current Liabilities              532,641               541,677

     Long-term debt                                                                         163,000               140,000
                                                                                  -----------------     -----------------
                                                             Total Liabilities              695,641               681,677

Stockholders' Equity (Deficit):
Preferred  Stock,  $1  par  value,  10,000,000  shares  authorized;   no  shares
outstanding
Common  Stock - $.003  par  value,  25,000,000  shares  authorized,
14,483,518 and 13,742,492 shares issued and outstanding
at September 30, 1998 and at June 30, 1998, respectively                                     43,450                41,227
Additional paid-in capital                                                                8,414,405             8,306,628
Accumulated deficit                                                                      (7,289,271)           (7,103,227)
Unamortized stock compensation                                                           (1,807,167)           (1,902,280)
                                                                                  -----------------     -----------------

                                         Total Stockholders' Equity (Deficit)              (638,583)             (657,652)
                                                                                  -----------------     -----------------

                                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $          57,058     $          24,025
                                                                                  =================     =================


               See Accompanying Notes to the Financial Statements.

                   SYNAPTIX SYSTEMS CORPORATION AND SUBSIDIARY
                     (dba AFFILIATED RESOURCES CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                               September 30,
                                                                                        1998                  1997
                                                                                     (Unaudited)           (Unaudited)
                                                                                  -----------------     -----------------
REVENUES                                                                          $               0     $               0

Cost and Expenses:                                                                          186,044               221,900
                                                                                  -----------------     -----------------

                                                      Total Costs and Expenses              186,044               221,900
                                                                                  -----------------     -----------------

Income (loss) from Continuing Operations:                                                  (186,044)             (221,900)
                                                                                  -----------------     ------------------

     Income tax expense (benefit)                                                                 0                     0
                                                                                  -----------------     -----------------

                                                             Net Income (Loss)    $        (186,044)             (221,900)
                                                                                  =================     -----------------

                                                       Income (Loss) Per Share    $            (.01)    $            (.01)
                                                                                  =================     =================

Weighted Average shares outstanding for the period                                       14,236,509            15,487,033
                                                                                  =================     =================



               See Accompanying Notes to the Financial Statements.

                   SYNAPTIX SYSTEMS CORPORATION AND SUBSIDIARY
                     (dba AFFILIATED RESOURCES CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                               September 30,
                                                                                        1998                  1997
                                                                                  -----------------     -----------------
CASH FLOWS OPERATING ACTIVITIES:
     Net income (loss)                                                            $        (186,044)    $        (221,900)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation                                                                         1,179                 7,216
         Non-cash compensation expense                                                       95,113                     0
     Changes in Current Assets and Liabilities:
         Prepaid expenses                                                                         0                26,327
         Receivables and other                                                              (21,330)                    0
         Accounts payable and accrued expenses                                               (9,036)               20,886
                                                                                  -----------------     -----------------

                                         Net Cash Used by Operating Activities             (120,118)             (167,471)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                                                  (11,795)               (7,975)
                                                                                  -----------------     -----------------

                                         Net Cash Used by Investing Activities              (11,795)               (7,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                                                   110,000                16,000
     Loans                                                                                   86,000               161,002
     Loan repayments                                                                        (63,000)                 (174)
                                                                                  -----------------     -----------------
                                    Net Cash Provided by Financing Activities               133,000               176,828
                                                                                  -----------------     -----------------

                                                          Net Increase in Cash                1,087                 1,382

CASH AT BEGINNING OF YEAR                                                                       455                   989
                                                                                  -----------------     -----------------
CASH AT END OF PERIOD                                                             $           1,542     $           2,371
                                                                                  =================     =================

SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid                                                                $             651     $              46
     Income taxes paid                                                                            0                     0
                                                                                  -----------------     -----------------

                                                                                  $             651                    46
                                                                                  =================     =================

         During the quarter ended September 30, 1998, the Company issued 641,026 shares of its restricted common stock to acquire CobolTexas, Inc. as a wholly-owned subsidiary.


               See Accompanying Notes to the Financial Statements.

                   SYNAPTIX SYSTEMS CORPORATION AND SUBSIDIARY
                     (dba AFFILIATED RESOURCES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


1.       Basis of Presentation

         The financial statements of Synaptix Systems Corporation (the "Company"), included herein, are unaudited for all periods ended September 30, 1998 and 1997. They reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the audited financial statements for the years ended June 30, 1998 and 1997, which are included in the Company's annual report. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

2.       Earnings per Common and Common Equivalent Share

         Earnings per common and common equivalent share is based on the average number of common shares outstanding for the three months ended September 30, 1998 and 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Introduction

         The Company had been engaged in the development of computer software equipment during the fiscal year ended June 30, 1998. The Company had anticipated that it would be able to provide related systems integration and networking services in connection with the license of its corporate software products that had been purchased from Swallen Investments Corp. in December 1996. In connection with a management change that occurred in March, the Company sold the Software Assets to Mobile Link Communications Inc. ("Mobile"), because it did not have the resources and funding to develop the Software Assets and to deliver the product to market in a timely manner. The Company retained a five percent interest in Mobile's gross sales of the Software Assets, beginning with the fiscal quarter ending June 30, 1998. In the event that gross sales do not exceed $200,000 by March 2000, the Software Assets will be returned to the Company. As a result of the management change in March, the Company is being repositioned to focus on the acquisition of those companies whose product or service is technically innovative and market proven, but whose market penetration can be significantly expanded through enhanced marketing or additional capitalization.

         As of September 30, 1998, and subsequent thereto, the Company has had a working capital deficiency. CobolTexas Inc. is currently negotiating with domestic and international organizations and governments to enter into contracts for services to be rendered in connection with its email response system that uses on-line technology and enables businesses, government and organizations to solve the year 2000 problems for COBOL and PL1 software over the Internet. Management is confident that current discussions with investors will yield additional capital to complete the acquisition of ChemWay Systems, Inc. and provide sufficient working capital for operations and future acquisitions. Management believes that ChemWay is uniquely suited to management's business strategy to focus on the acquisition of those companies whose product or service is technically innovative and market proven, but whose market penetration can be significantly expanded through enhanced marketing or additional capitalization, and believes that acquisitions will generate sufficient revenues and provide an asset base for continued growth.

Results of Operations

     Analysis of Three Months ended September 30, 1998 Compared to Three Months ended September 30, 1997

         Costs and expenses for the three months ended September 30, 1998 decreased significantly compared to the same period in 1997. The Company recorded a net loss of $186,044, or a ($.01) loss per share for the three months ended September 30, 1998, compared with a net loss of $221,900, or a ($.01) loss per share for the same period in 1997. The Company incurred expenses in the amount of $186,044 related to general and administrative costs, which includes $95,113 for the amortization of deferred compensation cost and $41,750 of compensation expense accrued to officers.

         Revenues

         The Company did not record any meaningful revenues for the fiscal quarter ended September 30, 1998 or 1997. During this time, the Company received investor funds to pay for working capital expenditures. The Company plans to develop its continuing operations by expansion through acquisition. The proposed acquisitions will be financed primarily through the issuance of common stock. In July 1998, the Company purchased CobolTexas Inc. In September 1998 it entered into a letter of intent to purchase all of the outstanding stock of Chem Way Systems, Inc. Each of these companies is uniquely suited to management's business strategy in acquiring companies, and it is management's belief that these acquisitions will generate sufficient revenues and provide an asset base for continued growth.

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

         General and Administrative Expenses

         General and administrative expenses were $186,044 and $221,900 for the three months ended September 30, 1998 and 1997, respectively, a decrease of
$35,856. This decrease was attributable to fewer expenses incurred for administrative, legal, accounting expenses and the discontinuance of expenses associated with the development of its software.

         Loss from Operations

         The Company had an operating loss of $186,044 for the three months ended September 30, 1998 and $221,900 for the same period in 1997. The net loss for the three months ended September 30, 1998 was attributable to general administrative and legal and accounting expenses, and also includes $95,113 for the amortization of deferred compensation cost. The loss for the period ended September 30, 1997, was the result of operating expenses incurred in the development and production of the Eagle software product, in addition to general and administrative costs.

         Income Taxes

         The Company had no income tax expense. As of September 30, 1998, the Company had net operating loss carryfowards of approximately $5,476,000. The utilization of net operating carryforwards will be limited as determined pursuant to applicable provisions of the Internal Revenue Code and U. S. Treasury regulations thereunder.

         Net Loss

         The Company had a net loss of $186,044 for the three months ended September 30, 1998, compared with a net loss of $221,900 for the same period in 1997. The net loss for the three months ended September 30, 1997 was attributable to an increase in administrative operating expenses. These increases in expenditures in administrative expenses were anticipated under the Company's operating plan following the acquisition of the software products. The net loss for the three months ended September 30, 1998 was mainly due to the amortization of deferred compensation expense and accrual of compensation to officers.

         Liquidity and Capital Resources

         There were no recorded revenues for the three months ended September 30, 1998. At September 30, 1998, the Company maintained a negative liquidity position which is evidenced by a current ratio of .04 to 1. The Company has no major capital commitments at the present time. Management continues to restructure the Company in order to increase the Company's current ratio and liquidity, and generate capital which would provide cash flow for future expansion.

         At September 30, 1998, the Company had a working capital deficiency of $509,769, compared to a working capital deficiency of $297,668 at September 30, 1997. Subsequent to September 30, 1998, the Company's working capital deficiency has continued to increase. The cash balance at September 30, 1998 was approximately $1,542, and at September 30, 1997, was approximately $2,371.

         Cash used by operations totaled $120,118 for the three months ended September 30, 1998, compared to $167,471 for the same period in 1997. Cash used in investing activities for the three months ended September 30, 1998 was approximately $11,795 (approximately $7,975 in 1997). Cash provided by financing activities during the three months ended September 30, 1998 totaled $133,000 ($176,828 in 1997), which included the proceeds from the sale of stock and the borrowing of funds.

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings

                  None.

Item 5.           Other Information

                  Subsequent to September 30, 1998, it was mutually agreed by the Company and Frontier Services, Inc., that the acquisition of Frontier Services, Inc. would not be consummated, and all discussions have terminated.

Item 6.           Exhibits and Reports on Form 8-K

                  A.       Exhibits

                           None

                  B.       Reports on Form 8-K

                           A Form 8-K was filed on August 3, 1998 announcing the acquisition of CobolTexas, Inc. The 8-K also announced the dismissal of the prior independent auditors and the appointment of new auditors.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SYNAPTIX SYSTEMS CORPORATION



Dated: November 19, 1998           By: /s/ Peter C. Vanucci
                                      ---------------------------------------
                                            Peter C. Vanucci
                                            Chairman & Chief Executive Officer