Form 10KSB
period 1998-12-31
AFFILIATED RESOURCES CORP
filed 1999-08-09
CIK 817125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------
                                   FORM 10-KSB
(Mark One)

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
     ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT")

         For the Fiscal Year Ended December 31, 1998

[X ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

        For the transition period from July 1, 1998 to December 31, 1998

         Commission file number:   33-15097-D

                        AFFILIATED RESOURCES CORPORATION
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


                                      None

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes __ No
X

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.
[  ]

         State issuer's revenues for its most recent fiscal year  $ 0 .
                                                                   ---

         The aggregate market value of the voting common equity held by non-affiliates of the registrant as of July 16, 1999 was $7,995,159 based on 14,200,993 shares outstanding at a price of $.563.

     State the number of shares outstanding of $.003 par value Common Stock of the registrant at July 16, 1999: 16,547,743.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                     PART I

                           FORWARD LOOKING STATEMENTS

         This Report includes  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Words such as "expects," intends,", "plans," "projects," "believes," "estimates" and similar expressions typically identify such forward looking statements. These statements also include all statements with respect to Company operations and the ability for the Company to raise funds in the future or make future acquisitions or obtain sufficient funds from Company operations to fund its operations or make acquisitions.

         Even though we believe our expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. There are many reasons why actual results could, and probably will, differ from those contemplated in our forward- looking statements. These include, among others, (i) changes in Company operations or management, (ii) enforceability of contracts and the Company's ability to meet its executory obligations under such contracts, (iii) the ability of the Company to obtain funds, (iv) civil, criminal, regulatory or administrative actions, claims or proceeding and regulations dealing with protection of the environment or other areas, (v) economic conditions and trends and (vi) other unpredictable or unknown factors not discussed.

ITEM 1.           BUSINESS

         General

         Affiliated Resources Corporation, formerly known as Synaptix Systems Corporation (the "Company"), was incorporated in the State of Colorado in December 1986 and became a public company in August 1987. By June 30, 1995, the Company had divested itself of all of its assets and had ceased operations.

          In December, 1996, approximately 90% of the issued and outstanding shares of stock of the Company were acquired by Alan W. Harvey, its President and CEO, in connection with the acquisition of assets of Swallen Investments Corp., a company engaged in the development and marketing of computer software equipment (the "Software Assets"). The Software Assets included the rights to an incomplete software code related to EAGLE, a wireless communication software program under development. Although the Company anticipated that it would be able to provide related systems integration and networking services in connection with the license of the Software Assets, the Company lacked the resources and funding to develop the Software Assets and to deliver the product to market in a timely manner. For that reason, and in connection with a management change in the Company in March 1998, the Company sold the Software Assets to Mobilelink Communications, Inc. ("Mobile"). The Company retained a five percent interest in Mobile's gross sales of the Software Assets, beginning with the fiscal quarter ending June 30, 1998. If gross sales do not exceed $200,000 within 24 months from the closing date of the transaction, then the Software Assets will be returned to the Company. The Software Assets are still in a development stage, and therefore, the Company has not received any revenue as a result of its retained interest as of June 30, 1999.

         Also as a result of the management change in March 1998, the Company was repositioned to focus on the acquisition of those companies whose product or service is technically innovative and market proven, but whose market penetration can be significantly expanded through enhanced marketing or additional capitalization. To that end, in July 1998, the Company acquired, in exchange solely for 641,026 shares of the Company's common stock, all of the stock of CobolTexas Inc., a company that has a software product that uses on-line technology to solve the Year 2000 technology (Y2K) problems for COBOL and PL1 software users. CobolTexas is exploring business as a subcontractor to software remediation companies. To date, no sales have materialized and it is uncertain as to whether any sales will materialize.

         On December 30, 1998 the Company acquired all the outstanding stock of ChemWay Systems, Inc. ("ChemWay") , a corporation that blends and packages chemicals for the automotive aftermarket industry. Management believes that ChemWay is uniquely suited to management's business plan, and that this acquisition will generate sufficient revenues and provide an asset base for continued growth.

         At the Company's 1998 Annual Meeting of Shareholders held December 16, 1998, the shareholders approved a change in the fiscal year end of the Company from June 30 to December 31, and a change in the name of the Company from Synaptix Systems Corporation to Affiliated Resources Corporation. In January 1999, the Articles of Incorporation of the Company were amended to change the corporate name to Affiliated Resources Corporation.

         Management plans to expand the Company by introducing new products and by developing strategic marketing alliances to promote its products in the national market. In addition, expansion will also be achieved through selected acquisitions using leverage, stock of the Company, or a combination of both. Management is confident that current discussions with investors will yield additional capital to complete its proposed acquisitions and provide sufficient working capital for future operations.

         ChemWay Systems, Inc.

         On December 30, 1998 the Company acquired all the issued and outstanding stock of ChemWay Systems, Inc., from Evans Systems, Inc., a Texas corporation ("Evans"), and Way Energy, Inc., a Delaware corporation, in exchange for 1,500,000 shares of Company common stock.

          The Purchase Agreement for the acquisition, as amended through the date of this filing, requires the Company to fulfill certain covenants including, but not limited to, (i) receiving at least $1,500,000 in additional proceeds from the sale of Common Stock in a private placement, and (ii) paying the mortgage indebtedness on the ChemWay's commercial industrial facility described below (which amounted to $232,500 plus principal and interest at December 31,1999. As of July 16, 1999, the Company had not fulfilled the obligations but believes that it will be able to fulfill its obligations on a timely basis. Various of the Company's obligations under the Purchase Agreement are secured by a pledge of substantially all of the assets of ChemWay.

         Patents, Trademarks, Licenses

         In March 1998, the Company sold the Software Assets to Mobile. The Company retained a five percent interest in Mobile's gross sales of the Software Assets, beginning with the fiscal quarter ending June 30, 1998. If gross sales do not exceed $200,000 within 24 months from the closing date of the transaction, then the Software Assets will be returned to the Company. As of June 30, 1999, the Software Assets are still in a development stage, and therefore, the Company has not received any revenue to date as a result of its retained interest in the Software Assets.

         On December 30, 1998, the Company acquired all of the outstanding stock of ChemWay, a Company engaged in the blending and packaging of chemicals for the automotive aftermarket. The Company has been, and will continue to be, required to disclose its trade secrets and proprietary know-how not only to employees and consultants, but also to potential corporate partners, collaborators, and contract manufacturers. There can be no assurance that any confidentiality agreements that the Company may enter into with such persons will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets and proprietary know-how will not otherwise become known or be independently discovered by competitors.

         Financing and Working Capital

         At December 31, 1998, stockholders equity in the company was 6,043,986. The Company had a retained earnings deficit of $7,690,070 based on historic losses, and a negative working capital balance of $972,605. The Company had no revenues from operations during the last six months of 1998. Management believes that current discussions with investors will yield sufficient additional capital to continue its acquisition strategy and to fund future operations, and that these acquisitions will generate sufficient revenues to operate independently and provide an asset base for continued growth. There is no assurance, however, that the Company will be successful in raising equity and continuing as a going concern.

         Employees

         The Company employed three full-time employees as of July 16, 1999. Of these, two were employed in management, and one is employed in a clerical administration. At June 30, 1999, ChemWay, employed an additional nineteen employees. In July 1998, the Company entered into an agreement with four individuals to provide contract services in connection with marketing and providing services for the Company's software program. The loss to the Company of the services of the management personnel could have a material adverse effect upon the Company's future operations. The Company's success also may depend on its ability to attract and retain other qualified technical and management personnel. The Company competes for such persons with other companies, academic institutions, government entities, and other organizations, most of which have substantially greater capital resources and facilities than the Company. There can be no assurance that the Company will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable it to conduct its business as proposed. Furthermore, the Company's possible future expansion into activities requiring additional expertise in marketing will place increased demands on the Company's resources and management skills. The Company's lack of working capital increases the risk that key employees will be attracted to other business opportunities.

ITEM 2. DESCRIPTION OF PROPERTY

         As of December 31, 1998, the Company owned commercial industrial property which consisted of 2,400 square feet of administrative offices; 53,000 square feet of warehouse; and 16,539 square feet of manufacturing and warehouse facilities in Bay City, Texas which were acquired in the ChemWay acquisition. Of the real property acquired, 16,539 square feet is located on a 13 acre tract that is leased from the Port of Bay City, Texas. In that acquisition the Company also assumed a sublease of 14,528 square feet of manufacturing and warehouse space that is also located on the 13 acre tract leased from the Port of Bay City. In October 1998, the Company relocated its corporate offices to Houston, Texas, and leased approximately 1,600 square feet of administrative office space. The lease is for a term of 13 months, and will expire on October 31, 1999. In addition, the Company entered into a lease of executive offices in Brecksville, Ohio, covering approximately 800 square feet. This lease is for a term of one year and will expire on September 30, 1999.

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

         At the time of the acquisition of ChemWay, a number of vendor claims had been incurred in the normal course of business. Since the acquisition of ChemWay, several of the items have been paid and the Company believes that the final disposition of the items will not have a materially adverse effect upon the financial statements of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 16, 1998, the security holders of the Company voted on the following matters at the Annual Meeting of Shareholders:

     (1) electing Peter C. Vanucci, Edward F. Feighan, Edward S. Fleming and J. Thomas McManamon to the board of directors for the ensuing year;

     (2) approving an amendment to the Articles of Incorporation to change the name of the Company to Affiliated Resources Corporation;

     (3) ratifying the adoption of the Company's 1997 Incentive Stock Option Plan and Non-Statutory Stock Option Plan;

     (4)  approving a change in the  Company's  fiscal year end to December  31;
          and

     (5) ratifying the appointment of Weinstein Spira & Company, P.C. as the Company's independent auditors.

         Each of the matters voted on at the meeting was approved. The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes on each matter, were as follows:


MATTER                                 FOR             AGAINST          WITHHELD            ABSTAIN          NON-VOTES
------                                 ---             -------          --------            -------          ---------
Election of Directors
Peter C. Vanucci                     10,722,591                -           117                -                    -
Edward F. Feighan                    10,722,591                -           117                -                    -
Edward S. Fleming                    10,722,591                -           117                -                    -
J. Thomas McManamon                  10,722,591                -           117                -                    -
Charter Amendment                    10,709,691           12,900           117                -                    -
Option Plans                          7,747,383          155,538        40,117                -                    -
FYE Change to 12/31                  10,718,708                -         4,000                -                    -
Auditors                             10,722,708                -             -                -                    -

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market Information

                  The Company's common stock is traded on the NASDAQ OTC Electronic Bulletin Board under the symbol "ARCX". The Company's common stock commenced trading on June 6, 1997, but had not traded for the period December 31, 1993 through June 5, 1997. As of June 30, 1999, there were approximately 245 beneficial owners of the Company's common stock The following table sets forth, for the quarterly periods indicated, the range of high and low closing prices for the Company's common stock, as reported by the NASDAQ OTC Electronic Bulletin Board.


                                                       High         Low
1997
March 31, 1997                                        $0.00        $.00
June 30, 1997                                         2.875           0
September 30, 1997                                     3.25        2.25
December 31, 1997                                      4.00       1.125

1998                                                   High         Low
----                                                   ----         ---
March 31, 1998                                        3.125           1
June 30, 1998                                        1.9375       0.875
September 30, 1998                                     4.25        1.75
December 31, 1998                                      6.00      4.0625
1999
March 31, 1999                                         6.00        4.75
June 30, 1999                                          5.63        .563

         The closing price of the Company's common stock on July 16, 1999 was $.563.

         During the six months ended December 31, 1998, 2,709,251 shares were issued. Of this amount, 6,000 shares were issued for services, 562,225 shares were purchased in connection with a private offering (resulting in gross proceeds of $1,005,000 used primarily to pay certain obligation of ChemWay and to provide working capital for initial start-up of operations), 641,026 shares were issued in connections with the CobolTexas transaction, 1,500,000 shares were issued in connection with the ChemWay acquisition. No underwriter was involved in the sales of stock. These shares of Common Stock were sold in transactions exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because of the private nature of the sales.

                                 DIVIDEND POLICY

         The Company has never declared or paid a cash dividend on the Common Stock. The payment of dividends in the future will depend on the Company's earnings, if any, capital requirements, operating and financial position and general business conditions. The Company intends to retain any future earnings for reinvestment in its business and does not intend to pay cash dividends in the foreseeable future. The Company has not entered into any agreement which restricts its ability to pay dividends on its Common Stock in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         Introduction

         During the six months ended December 31, 1998, the Company acquired CobolTexas Inc., in exchange solely for shares of the Company's voting stock, all of the stock of CobolTexas Inc. CobolTexas owns a software product that uses on-line technology to solve the Year 2000 technology (Y2K) problems for COBOL and PL1 software users. CobolTexas is primarily exploring business as a subcontractor or licensor to software remediation companies. The focus has been on those companies who are currently negotiating with domestic and international organizations and governments to enter into contracts for services to be rendered in connection with solutions to year 2000 problems. Under this scenario, the CobolTexas email response systems which uses on-line technology to identify and create year 2000 solutions over the Internet for both Cobol and PL1 software becomes an analysis tool of the remediation company. Although to date no sales have materialized, management feels that this approach provides the best alternative for use of the product, while at the same time reducing potential liability.

         On December 30, 1998 the Company acquired all the outstanding stock of ChemWay Systems, Inc., a corporation that blends and packages chemicals for the automotive aftermarket. The Company commenced operations of ChemWay on January 7, 1999, and during the first quarter of 1999, ChemWay's facilities became fully operational with respect to providing customers with a full line of its products. Additionally, ChemWay is aggressively pursuing new product lines and marketing alliances to expand to a national market. While this process has been severely hampered by a lack of adequate working capital, ChemWay has begun to generate sales and is shipping product. The Company raised approximately $1,005,000 in private placement during the fiscal year ended December 31, 1999, $754,385 of which was used to pay ChemWay debt and other costs assumed pursuant to the Purchase Agreement. The Purchase Agreement for the acquisition, as amended through the date of this filing, requires the Company to fulfill certain covenants including, but not limited to, (i) receiving at least $1,500,000 in additional proceeds from the sale of Common Stock in a private placement, and
(ii) paying the mortgage indebtedness on the ChemWay's commercial industrial facility described below (which amounted to $232,500 plus principal and interest at December 31,1999). As of July 16, 1999, the Company had not fulfilled the obligations but believes that it will be able to fulfill its obligations on a timely basis. Various of the Company's obligations under the Purchase Agreement are secured by a pledge of substantially all of the assets of ChemWay.

         Management is continuing in its endeavor to identify acquisition candidates that it believes will be suited to management's business plan to generate sufficient revenues and provide and asset base for continued growth. When evaluating acquisitions, the ability to use leverage in order to reduce the issuance of stock, will be a significant factor, especially in the near term. Management's business strategy is to focus on the acquisition of those companies whose product or service is technically innovative or market proven, whose market penetration can be significantly expanded through enhanced marketing or additional capitalization, and believes that these acquisitions will generate sufficient revenues and provide an asset base for continued growth.

         Based on management's evaluation of business opportunities and discussions with investors, it has been decided to focus the Company's expansion activities on those companies, products or services which are related to or can make use of ChemWay products or services. This endeavor may involve expanded retail and promotional opportunities. Management is confident that, based on current discussions with investors, the new focus of the Company will provide the basis for sufficient capital for operations and planned acquisitions.

         Disposition of Assets

         The Company had anticipated that it would be able to provide related systems integration and networking services in connection with the license of the Software Assets, but the Company lacked the resources and funding to develop the Software Assets and deliver the product to market in a timely manner. For that reason, and in connection with a management change in March 1998, the Company sold the Software Assets to Mobile. In consideration for the sale of these assets, the Company retained a five percent interest in Mobile's gross sales of the Software Assets, beginning with the fiscal quarter ending June 30, 1998. In the event that gross sales do not exceed $200,000 within 24 months from the closing date of the transaction, then the Software Assets will be returned to the Company. In March 1998, Mobile transferred the Software Assets to Titan Wireless. As of June 30, 1999, and subsequent thereto, Mobile has still not completed the development of the Software Assets.

         The following discussion is included to describe the Company's financial position and results of operations for the six months ended December 31, 1998 and 1997, respectively. The financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

         Results of Operations

     Comparison of Six Months Ended December 31, 1998 to Six Months Ended December 31, 1997

         Costs and expenses for the six months ended December 31, 1998 declined when compared to the six months ended December 31, 1997. The Company recorded a net loss of $586,843 or a ($.04) loss per share for the period ended December 31, 1998, compared with a net loss of $681,591, or a ($.05) loss per share for the same period at December 31, 1997. General and Administrative Expenses totaled $586,843. The Company incurred expenses in the amount of $83,000 in legal and accounting fees in connection with various acquisitions, in addition to the amount of $236,933 which has been recorded as unamortized stock compensation, $16,000 in costs as a result of the relocation of the corporate offices, and approximately $34,000 in expenditures that were made on behalf of ChemWay Systems, Inc. The amount of $86,720 for salaries of the Companies executive officers, for the six months ended December 31, 1998, is included in General and Administrative Expenses, has been accrued but not paid.

         Revenues

         The Company did not record any meaningful revenues for the six months ended December 31, 1998 or 1997. During this time, the Company secured investor capital. The Company plans to develop its continuing operations by expansion of its ChemWay operations and through additional acquisitions. It is anticipated that future acquisitions will be financed primarily through the issuance of common stock. In July 1998, the Company purchased CobolTexas Inc., in September 1998 it entered into a letter of intent to purchase all of the outstanding stock of Chem Way Systems, Inc., and that acquisition was consummated on December 30, 1998.

         Financial Condition

         Based on management's evaluation of business opportunities and discussions with investors, it has been decided to focus the Company's expansion activities on those companies, products or services which are related to or can make use of ChemWay products or services. This endeavor may involve expanded retail and promotional opportunities. Management is confident that, based on current discussions with investors, the new focus of the Company will provide the basis for sufficient capital for operations and planned acquisitions. There can be no assurance that the Company will be able to raise sufficient additional capital to achieve these objectives or meet its working capital needs.

         General and Administrative Expenses

         General and administrative expenses were $586,843 for the six months ended December 31, 1998 and $746,377 for the six months ended December 31, 1997, a decrease of $94,748.

         Loss from Operations

         The Company had an operating loss of $586,843 for the six months ended December 31, 1998, compared with a loss of $746,377 for the six months ended December 31, 1997. The net loss for the six months ended December 31, 1998 was attributable to general and administrative expenses.

         Income Taxes

         The Company had no income tax expense. As of December 31, 1998, the Company had net operating loss carryfowards of approximately $5,900,000. The Company most likely will not be able to utilize the carryover incurred prior to fiscal 1997 due to change of ownership and the requirement for the continuation of the same type of business. This amount will expire during the years 2012 through 2018.

         Net Loss

         The Company had a net loss of $586,843 for the six months ended December 31, 1998, compared with a net loss of $746,377 for six months ended December 31, 1997.

         Liquidity and Capital Resources

         As of December 31, 1998, the Company had a working capital deficiency of $972,605, compared to a working capital deficiency of $732,938 at December 31, 1997. Subsequent to December 31, 1998, the Company's working capital deficiency has continued to increase. The cash balance at December 31, 1998 was $144,123 and at December 31, 1997, was $2,583.

         Cash used for operations during the six months ended December 31, 1998 was $860,737, compared to $324,486 for the six months ended December 31, 1997. Cash used in investing activities during the six months ended December 31, 1998 was $23,595, compared to $7,975, for the six months ended December 31, 1997. Cash provided by financing activities during the six months ended December 31, 1998 totaled $1,028,000, which included proceeds from private offerings, compared to $334,055 for the six months ended December 31, 1997.

ITEM 7.           FINANCIAL STATEMENTS

         The reports of the Company's Independent Public Accountants, Financial Statements and Notes to Financial Statements appear herein as noted below:
                                                                           Page

Independent Auditor's Reports................................................12
Balance Sheets, December 31, 1998 and June 30,1998...........................14
Statements of Operations for the Six Months ended December 31, 1998 and Years ended June 30, 1998 and 1997......................................16
Statements of Changes in Stockholders' Equity (Deficit) for the Six
 Months ended December 31, 1998 and Years ended June 30, 1998 and 1997.......17
Statements of Cash Flows for the Six Months ended December 31, 1998 and years ended June 30, 1998 and 1997......................................18
Notes to Financial Statements................................................20
Introduction to Pro Forma Consolidated Statements of Operations..............29
Pro Forma Consolidated Statements of Operations..............................30

                          Independent Auditors' Report


Board of Directors and Stockholders
Affiliated Resources Corporation
(formerly Synaptix Systems Corporation)
Houston, Texas


We have audited the accompanying Consolidated Balance Sheets of Affiliated Resources Corporation (formerly Synaptix Systems Corporation) as of December 31, 1998 and June 30, 1998, and the related Statements of Operations, Stockholders' Equity (Deficit) and Cash Flows for the six months ended December 31, 1998 and for the year ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Affiliated Resources Corporation (formerly Synaptix Systems Corporation) as of December 31, 1998 and June 30, 1998, and the results of their operations and their cash flows for the six months ended December 31, 1998 and for the year ended June 30, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered accumulated losses from operations of $7,630,070 and has a working capital deficiency of $912,605. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINSTEIN SPIRA & COMPANY, P.C.
Houston, Texas
March 3, 1999

                                 SMITH & COMPANY
                          A PROFESSIONAL CORPORATION OF
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                 10 WEST 100 SOUTH, SUITE 700
AMERICAN INSTITUTE OF                       SALT LAKE CITY, UTAH
     CERTIFIED PUBLIC ACCOUNTANTS           TELEPHONE:(801) 575-8297
UTAH ASSOCIATION OF                         FACSIMILE:(801) 575-8306
     CERTIFIED PUBLIC ACCOUNTANTS           E-MAIL: smith & co@smithandcocpa.com
--------------------------------------------------------------------------------




                          INDEPENDENT AUDITORS' REPORT


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


                                        Smith & Company
                                      CERTIFIED PUBLIC ACCOUNTANTS
Salt Lake City, Utah
October 7, 1997

                        AFFILIATED RESOURCES CORPORATION
                     (formerly SYNAPTIX SYSTEMS CORPORATION)
                           CONSOLIDATED BALANCE SHEETS





                                                                              December 31,             June 30,
                                                                                  1998                   1998
                                                                          --------------------  ---------------------

                                 ASSETS

Current Assets
   Cash and cash equivalents                                              $            144,123  $                 455
   Inventory                                                                           966,584
   Prepaid expenses                                                                     18,699
                                                                          --------------------  ---------------------

     Total Current Assets                                                            1,129,406                    455
                                                                          --------------------  ---------------------

Property and Equipment
   Land                                                                                 41,000
   Buildings                                                                         1,064,000
   Warehouse equipment                                                               2,450,000
   Office equipment and furniture                                                       76,552                 25,004
   Vehicles                                                                             39,784
   Leasehold improvements                                                                7,277
                                                                          --------------------  ---------------------

                                                                                     3,678,613                 25,004
   Less: Accumulated depreciation                                                       (5,300)                (1,434)
                                                                          --------------------  ---------------------

                                                                                     3,673,313                 23,570

   Goodwill                                                                          3,421,923

   Deposits                                                                              3,201
                                                                          --------------------  ---------------------






                                                                          $          8,227,843  $              24,025
                                                                          ====================  =====================



                See accompanying notes to consolidated financial
                                  statements.

                                                                              December 31,             June 30,
                                                                                  1998                   1998
                                                                          --------------------  ---------------------

                               LIABILITIES

Current Liabilities
   Current maturities of long-term debt                                   $            236,624
   Accounts payable                                                                  1,430,057  $             231,973
   Accrued expenses                                                                    352,330                309,704
   Advance payable                                                                      23,000
                                                                          --------------------  ---------------------

     Total Current Liabilities                                                       2,042,011                541,677

Long-Term Debt                                                                         141,846                140,000
                                                                          --------------------  ---------------------

                                                                                     2,183,857                681,677
                                                                          --------------------  ---------------------

                     STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred Stock, $1 par value, 10,000,000 shares authorized, no shares outstanding

   Common Stock, $.003 par value,  25,000,000 shares authorized,
     16,451,743 and 13,742,492 shares issued and outstanding
     at December 31, 1998 and June 30, 1998, respectively                               49,355                 41,227

   Additional Paid-In Capital                                                       15,320,480              8,306,628

   Accumulated Deficit                                                              (7,630,070)            (7,103,227)

   Unamortized Stock Compensation                                                   (1,695,779)            (1,902,280)
                                                                          --------------------  ---------------------

                                                                                     6,043,986               (657,652)
                                                                          --------------------  ---------------------

                                                                          $          8,227,843  $              24,025
                                                                          ====================  =====================



                See accompanying notes to consolidated financial
                                  statements.

                        AFFILIATED RESOURCES CORPORATION
                     (formerly SYNAPTIX SYSTEMS CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                          For the Six
                                                         Months Ended
                                                         December 31,               For the Year Ended June 30,
                                                             1998                  1998                   1997
                                                     --------------------  --------------------   --------------------

Revenues                                                                                          $              4,710

Selling, General and Administrative
   Expenses                                          $            526,843  $          2,074,494                408,775
                                                     --------------------  --------------------   --------------------

Loss from Operations                                             (526,843)           (2,074,494)              (404,065)

Other Income (Expense)
   Settlement of litigation                                                             (86,000)               (20,000)
   Debt forgiveness                                                                     297,007                 75,840
   Loss on disposal of property and
     equipment                                                                          (64,593)
                                                     --------------------  --------------------   --------------------

                                                                                        146,414                 55,840
                                                     --------------------  --------------------   --------------------

Net Loss                                             $           (526,843) $         (1,928,080)  $           (348,225)
                                                     ====================  ====================   ====================

Net Loss Per Share                                   $               (.04) $              (0.14)  $              (0.14)
                                                     ====================  ====================   ====================

Weighted Average Shares
   Outstanding                                                 14,553,194            13,602,778              2,506,606
                                                     ====================  ====================   ====================




                See accompanying notes to consolidated financial
                                  statements.

                        AFFILIATED RESOURCES CORPORATION
                     (formerly SYNAPTIX SYSTEMS CORPORATION)
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
             EQUITY (DEFICIT) For the Six Months Ended December 31,
                   1998 and Years Ended June 30, 1998 and 1997


                                                                      Additional                 Unamortized     Stock
                             Common Stock         Preferred Stock      Paid-In     Accumulated     Stock     Subscription
                         Shares      Amount    Shares       Amount     Capital       Deficit    Compensation  Receivable     Total
                       ----------  --------  ---------  ----------  -----------  ------------  ------------  ----------  ----------
                             >
Balance-6/30/96            39,668  $    119    174,865  $  174,865  $ 4,610,729  $ (4,826,922)                           $  (41,209)
 Sale of
   restricted
   common stock
   for cash             1,217,500     3,652                                                                                   3,652
 Issuance of
   restricted
   common stock
    for expenses           58,334       175                              20,825                                              21,000
 Issuance of
   common stock
   for preferred
   shares                 174,865       525   (174,865)    (174,865)    174,340
 Sale of common
   stock for stock
   subscription         2,000,000     6,000                             194,000                              $ (200,000)
 Sale of common
   stock for cash
   and services         6,750,000    20,250                             251,500                                             271,750
 Sale of restricted
   common stock for
   cash assets and
   expenses             2,250,000     6,750                              27,000                                              33,750
 Issuance of
   restricted common
   stock for assets
   and expenses         3,000,000     9,000                              69,203                                              78,203
 Cancellation of
   restricted stock       (16,667)      (50)                             (9,950)                                            (10,000)
 Net loss                                                                            (348,225)                             (348,225)
                       ----------  --------  ---------  ----------  -----------  ------------  ------------  ----------  ----------
Balance-6/30/97        15,473,700    46,421                           5,337,647    (5,175,147)                 (200,000)      8,921
 Sale of common
   stock for cash          20,000        60                              15,940                                              16,000
 Issuance of
   common stock
   for services           248,792       746                             312,441                                             313,187
 Cancellation of
   stock
   subscription        (2,000,000)   (6,000)                           (194,000)                                200,000
 Issuance of
   common stock
   options for
   services                                                           2,834,600                $ (1,902,280)                932,320
 Net loss                                                                          (1,928,080)                           (1,928,080)
                       ----------  --------  ---------  ----------  -----------  ------------  ------------  ----------  ----------
Balance-6/30/98        13,742,492    41,227                           8,306,628    (7,103,227)   (1,902,280)               (657,652)
 Sale of common
   stock for cash         562,225     1,687                           1,003,313                                           1,005,000
 Issuance of
   common stock
   for services             6,000        18                               9,762                                               9,780
 Issuance of
   common stock
   for acquisition
   of ChemWay           1,500,000     4,500                           5,995,500                                           6,000,000
 Issuance of
   common stock
   for acquisition
   of CobolTexas          641,026     1,923                               5,277                                               7,200
 Amortization
   of stock
   compensation                                                                                     206,501                 206,501
 Net loss                                                                            (526,843)                             (526,843)
                       ----------  --------  ---------  ----------  -----------  ------------  ------------  ----------  ----------

Balance-12/31/98       16,451,743  $ 49,355             $           $15,320,480  $ (7,630,070) $ (1,695,779) $           $6,043,986
                       ==========  ========  =========  ==========  ===========  ============  ============  ==========  ==========

                See accompanying notes to consolidated financial
                                  statements.

                        AFFILIATED RESOURCES CORPORATION
                     (formerly SYNAPTIX SYSTEMS CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                               For the Six
                                                              Months Ended
                                                              December 31,               For the Year Ended June 30,
                                                                  1998                   1998                  1997
                                                          --------------------  ---------------------  --------------------
Cash Flows From Operating Activities:
   Net loss                                               $           (526,843) $          (1,928,080) $           (348,225)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation expense                                              3,866                 20,662
       Loss on disposal of assets                                                              64,593
       Stock issued for services                                                              313,187
       Non-cash compensation expense                                   206,501                932,320
       Stock issued for expenses                                                                                    251,403
       Debt forgiveness                                                                      (297,007)              (75,840)
       Changes in assets and liabilities:
         Prepaid expenses                                               (3,682)                72,770               (21,695)
         Accounts payable and accrued liabilities                     (537,378)               375,966               135,364
         Deposits                                                       (3,201)
                                                          --------------------  ---------------------  --------------------

           Net Cash Used in Operating Activities                      (860,737)              (445,589)              (58,993)

Cash Flows From Investing Activities:
   Purchase of equipment                                               (23,595)                (7,952)              (22,658)
                                                          --------------------  ---------------------  --------------------

           Net Cash Used in Investing Activities                       (23,595)                (7,952)              (22,658)

Cash Flows From Financing Activities:
   Advance from related party                                           23,000
   Proceeds from debt                                                                         437,007                62,640
   Sale of common stock                                              1,005,000                 16,000                20,000
                                                          --------------------  ---------------------  --------------------

           Net Cash Provided by Financing                            1,028,000                453,007                82,640
                                                          --------------------  ---------------------  --------------------
              Activities

Net Increase (Decrease) in Cash Equivalents                            143,668                   (534)                  989

Cash and Cash Equivalents at Beginning of Period                           455                    989
                                                          --------------------  ---------------------  --------------------

Cash and Cash Equivalents at End of Period                $            144,123  $                 455  $                989
                                                          ====================  =====================  ====================


                See accompanying notes to consolidated financial
                                  statements.

Supplemental Operating Activities:

In 1997, 312,500 shares of stock were issued for prepaid expenses of $34,825.

For the six months ended December 31, 1998, 6,000 shares of stock were issued for accounts payable of $9,780.

Supplemental Investing Activities:

In 1997, 3,000,000 shares of stock were issued for $75,878 of equipment.

In 1997, $2,338 of equipment was obtained by entering into a capital lease in the amount of $2,338.

Effective July 8, 1998, the Company issued 641,026 shares of common stock for the stock of CobolTexas, Inc., which had office equipment of $7,200.

Effective December 29, 1998, the Company acquired the following assets and liabilities of ChemWay Systems, Inc. for stock valued at $6,000,000:


                            Inventory                 $    966,584
                            Prepaid expenses                15,017
                            Property and equipment       3,622,814
                            Goodwill                     3,421,923
                            Accounts payable            (1,716,605)
                            Accrued expenses               (71,263)
                            Long-term debt                (238,470)
                                                      ------------

                                                      $  6,000,000
                                                      ============



                See accompanying notes to consolidated financial
                                  statements.

                        AFFILIATED RESOURCES CORPORATION
                     (formerly SYNAPTIX SYSTEMS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1998 and June 30, 1998

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

   Organization

   Synaptix Systems Corporation was incorporated in Colorado on December 31, 1986. In May 1998, an Assumed Name Certificate was filed with the State of Texas to enable the Company to conduct business under the name Affiliated Resources Corporation. On January 13, 1999, the name was changed to Affiliated Resources Corporation (the Company). During the six months ended December 31, 1998, the Company changed its fiscal year end from June 30 to December 31. The unaudited net loss for the six months ended December 31, 1997 was $746,377 ($.05 per share), consisting of general and administrative expenses.

   The Company intends to focus on the acquisition of those companies whose product or service is technically innovative and market-proven, but whose market penetration can be significantly expanded through enhanced marketing or additional capitalization.

   Principles of Consolidation

   The consolidated financial statements include the accounts of Affiliated Resources Corporation and its wholly-owned subsidiaries, CobolTexas, Inc. and ChemWay Systems, Inc. All material intercompany accounts and transactions have been eliminated. ChemWay Systems, Inc. produces, packages and markets automotive after-market chemical products. CobolTexas, Inc. is engaged in the remediation of computer systems involving the year 2000 problems.

   Revenue Recognition

   Sales are recognized at the date of product shipment, and amounts receivable are recorded at that time. Earnings are charged with a provision for doubtful accounts based on collection experience and a current review of the collectibility of accounts. Accounts deemed uncollectible are applied against the allowance for doubtful accounts.

   Cash and Cash Equivalents

   The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 1998, the Company had cash deposits in excess of federally insured limits.

                        AFFILIATED RESOURCES CORPORATION
                     (formerly SYNAPTIX SYSTEMS CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                       December 31, 1998 and June 30, 1998

   Inventory

   Inventory, consisting of raw materials, packaging and packaged automotive chemical products, is valued at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market.

   Property and Equipment

   Property and equipment are carried at cost. Depreciation is computed at rates considered sufficient to amortize the cost of the assets over their estimated useful lives using the straight-line method. Repairs and maintenance costs are charged against income and betterments are capitalized as additions to the related assets. Depreciation is based upon the following estimated useful lives:

              Building                             15  -  25 years
              Warehouse equipment                         15 years
              Office equipment and furniture        5  -   7 years
              Vehicles                                     5 years
              Leasehold improvements                5  -  15 years

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

   Goodwill

   Goodwill arises from the acquisition of assets at an amount in excess of their fair market value. Amortization is computed by the straight-line method over 15 years.

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

                        AFFILIATED RESOURCES CORPORATION
                     (formerly SYNAPTIX SYSTEMS CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                       December 31, 1998 and June 30, 1998

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

Note 2 - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company had a working capital deficit of $912,605 and $541,222 at December 31, 1998 and June 30, 1998, respectively and has accumulated operating losses of $7,630,070 as of December 31, 1998.

The Company plans to grow its continuing operations by expansion through acquisitions. These acquisitions will be financed primarily through the issuance of common stock or a combination of common stock and leverage, and it is management's belief that these acquisitions will generate sufficient revenues and provide an asset base for continued growth. Management is confident that current discussions with investors will yield additional capital to complete the proposed acquisitions and provide sufficient working capital for future operations. However, there is no assurance that the Company will be successful in raising equity and continuing as a going concern.

Note 3 - Acquisitions and Dispositions

Effective December 29, 1998, the Company acquired from Evans Systems, Inc., all of the outstanding stock of ChemWay Systems, Inc., which is engaged in the business of producing, packaging and marketing automotive after-market chemical products. The purchase price of $6,000,000 consisted of 1,500,000 shares of common stock valued at $4 per share. The acquisition has been accounted for as a purchase, and the operations are included in the accompanying consolidated financial statements from the date of acquisition.

The Purchase Agreement requires the Company to fulfill certain obligations, including funding of $1,500,000 to satisfy creditors of ChemWay and providing working capital for current operations and repayment of a $232,500 note payable to Chase Bank. The Company has pledged all of the assets of ChemWay Systems, Inc. to secure the obligations.

Effective July 8, 1998, the Company acquired all of the outstanding stock of CobolTexas, Inc. in exchange for 641,026 shares of common stock. The acquisition is accounted for as a pooling of interests and recorded at the net book value of CobolTexas, Inc. There were no operations of CobolTexas, Inc. prior to the acquisition. CobolTexas, Inc. is engaged in the remediation of computer systems involving the year 2000 problems.

                        AFFILIATED RESOURCES CORPORATION
                     (formerly SYNAPTIX SYSTEMS CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                       December 31, 1998 and June 30, 1998


Note 3 - Acquisitions and Dispositions (Continued)

On May 15, 1997, the Company issued 3,000,000 shares of its restricted common stock to acquire many fixed assets, software products, and rights from Guarantee Mortgage who had foreclosed on assets owned by Swallen Investments Corp. ("Swallen"). Prior to the items being owned by Swallen, the items had been owned by Synaptix, Inc.("Synaptix Texas"), a Texas entity controlled by Alan W. Harvey, the Company's President at the time of the acquisition. The transaction was valued at $78,203, which represented the approximate historical cost of the assets and rights when held by Synaptix Texas.

In March 1998, the Company sold the software assets and other property and equipment to Titan Wireless for a five percent interest in Titan's gross sales of the software assets. A loss of $64,593 was recorded in the June 30, 1998 Statement of Operations for the transaction.

Note 4 - Long-Term Debt

Long-term debt as of December 31, 1998 and June 30, 1998 was as follows:


                                                       December 31,  June 30,
                                                           1998        1998
                                                      ------------  ------------
8% Unsecured note payable to a corporation,
  interest and principal due November, 2002           $    100,000  $    100,000

8% Unsecured note payable to a corporation,
  interest and principal due April, 2001                    40,000        40,000

Prime plus 2% note payable to a bank, secured
  by land and building, principal of $7,500 plus
  interest due quarterly, matures November 30,
  2003, in default                                         232,500

10.25% Note  payable to a finance  company,
  secured by vehicle, principal and interest
  of $379 due monthly, matures May, 2000                     5,970
                                                      ------------  ------------

                                                           378,470       140,000

Less current maturities                                    236,624
                                                      ------------  ------------

                                                      $    141,846  $    140,000
                                                      ============  ============

                        AFFILIATED RESOURCES CORPORATION
                     (formerly SYNAPTIX SYSTEMS CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                       December 31, 1998 and June 30, 1998

Long-term debt is payable in the future as follows:


           June 30,

              1999         $ 236,624
              2001            41,846
              2002           100,000
                           ---------

                           $ 378,470
                           =========

Note 5 - Stockholders' Equity (Deficit)

In fiscal 1997 the Company effected a one-for-sixty reverse split of its common stock and increased the par value per share from $.00005 to $.003. All share and per share amounts in the accompanying consolidated financial statements and notes have been adjusted to reflect the stock split.

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

                        AFFILIATED RESOURCES CORPORATION
                     (formerly SYNAPTIX SYSTEMS CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                       December 31, 1998 and June 30, 1998

Common Stock (Continued)

During the six months ended December 31, 1998, 6,000 shares of stock valued at $9,780 were issued for services. 562,225 shares were sold for $1,005,000 cash. 1,500,000 shares valued at $6,000,000 were issued to purchase ChemWay Systems, Inc. An additional 641,026 shares were issued to acquire CobolTexas, Inc. in a pooling of interests.

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

During the year ended June 30, 1998, the Company granted 2,220,000 options for past and future compensation. Compensation expense recorded during the year ended June 30, 1998 related to these options was $932,320. Unamortized future compensation of $1,902,280 will be amortized straight-line over five years.

The following table summarizes stock option activity:


                                   For the Six
                                  Months Ended
                                  December 31,                               For the Year Ended June 30,
                                  ------------                               ---------------------------
                                      1998                             1998                             1997
                                      ----                             ----                             ----
                              Stock           Price           Stock            Price            Stock            Price
                             Options        Per Share        Options         Per Share         Options         Per Share
                           ------------  --------------    ------------- ----------------    -------------  ---------------
Beginning of period           2,282,000  $    .15 - .50           62,000 $            .15        3,062,000  $    .005 - .15
Granted                                                        2,220,000       .15 -  .50
Exercised                       (50,000)            .20                                         (3,000,000)            .005
Cancelled                       (62,000)            .15
                           ------------  --------------    ------------- ----------------    -------------  ---------------

End of period                 2,170,000  $    .15 - .50        2,282,000 $     .15 - $.50           62,000  $           .15
                           ============  ==============    ============= ================    =============  ===============

Exercisable at end
   of period                  2,170,000  $    .15 - .50        2,282,000 $     .15 - $.50           62,000  $           .15
                           ============  ==============    ============= ================    =============  ===============


                           For the Year Ended June 30,
                                    1998 1997

Weighted-average fair value of options granted
   during the period                             $     1.59        $      .00

The fair value of the options at date of grant was estimated using the Black-Scholes Model with the following weighted-average assumptions:

                           For the Year Ended June 30,
                                    1998 1997

Risk-free interest rate                  5.64%                  5.86%
Expected life                         4.98 years             1.04 years
Expected volatility                      114%                   114%

Expected dividends                     None                   None

                        AFFILIATED RESOURCES CORPORATION
                     (formerly SYNAPTIX SYSTEMS CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                       December 31, 1998 and June 30, 1998

Had the Company elected to apply Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," using the fair value based method, the Company's net loss and loss per share would have been increased to the proforma amounts indicated below:


                                            For the Six
                                           Months Ended
                                           December 31,               For the Year Ended June 30,
                                               1998                  1998                   1997

Net loss as reported                   $           (526,843) $         (1,928,080)  $           (348,225)
Net loss proforma                      $           (593,393) $         (1,971,688)  $           (348,225)

Basic loss per share as reported       $               (.04) $              (0.14)  $              (0.14)
Basic loss proforma                    $               (.04) $              (0.15)  $              (0.14)

Note 7 - Income Taxes

At December 31, 1998 and June 30, 1998, the Company had net operating loss carryforwards available to offset future taxable income of approximately $5,900,000 and $5,332,000, respectively. These amounts expire during the years 2012 through 2018. The Company most likely will not be able to utilize the carryover incurred prior to fiscal 1997 due to change of ownership and the requirement for the continuation of the same type of business.

Note 8 - Operating Leases

Affiliated Resources Corporation leases office space under operating leases on a month to month basis.

ChemWay Systems, Inc. leases warehouse space under an operating lease agreement which expires in June, 2007.

Net minimum lease payments are as follows:


           1999                      $ 24,000
           2000                        24,000
           2001                        24,000
           2002                        24,000
           2003                        24,000
           Thereafter                  84,000
                                     --------

                                     $204,000
                                     ========

Rental expense for the Company was $20,636 for the six months ended December 31, 1998, and $40,611 and $46,223 for the years ended June 30, 1998 and 1997, respectively.

                        AFFILIATED RESOURCES CORPORATION
                     (formerly SYNAPTIX SYSTEMS CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                       December 31, 1998 and June 30, 1998

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

                        AFFILIATED RESOURCES CORPORATION
                     (formerly SYNAPTIX SYSTEMS CORPORATION)
                       INTRODUCTION TO UNAUDITED PRO FORMA
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       December 31, 1998 and June 30, 1998

The following unaudited pro forma financial information should be read in conjunction with the historical financial statements and notes thereto of Affiliated Resources Corporation, which are included in this annual financial report, and the separate ChemWay Systems, Inc. financial statements and notes thereto which will be filed in a separate Form 8-K Current Report.

It is not practicable at the current time to furnish audited financial statements of ChemWay Systems, Inc, at September 30, 1998, and for the year then ended. These financial statements will be filed in a separate Form 8-K Current Report when they are available.

The following unaudited pro forma financial information of Affiliated Resources Corporation combines the Statements of Operations for ChemWay Systems, Inc. for the year ended September 30, 1998 and the three months ended December 31, 1998 with the Statements of Operations for Affiliated Resources Corporation for the year ended June 30, 1998 and the three months ended December 31, 1998. The statements give effect to the following pro forma adjustments: (1) amortization and depreciation of the goodwill and property and equipment acquired upon the purchase of ChemWay, as if the purchase had been consummated at July 1, 1997; and (2) the elimination of the inter company tax benefit of ChemWay's net operating loss which cannot be utilized by Affiliated Resources Corporation, as if the purchase of ChemWay had been consummated as of July 1, 1997.

The pro forma financial data do not purport to represent what the results of operations would actually have been if such transaction in fact had occurred on the date indicated or to project the Company's results of operations for any future period.

                        AFFILIATED RESOURCES CORPORATION
                     (formerly SYNAPTIX SYSTEMS CORPORATION)
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS




                                               Historical
                                         Affiliated   ChemWay
                                         Resources    Systems,
                                        Corporation     Inc.
                                         June 30,   September 30,        Pro Forma
                                           1998          1998            Adjustments    Pro Forma
                                       ------------  ------------        -----------  -------------
Revenues                                             $  2,641,000                     $   2,641,000
Cost of sales                                           2,591,000                         2,591,000
                                       ------------  ------------        -----------  -------------

Gross profit                                               50,000                            50,000
                                       ------------  ------------        -----------  -------------

Operating expenses                                      1,347,000                         1,347,000
General and administrative             $  2,074,494       187,000                         2,261,494
Depreciation and
   amortization                                           210,000     (1)$   317,000        527,000
                                       ------------  ------------        -----------  -------------

                                          2,074,494     1,744,000            317,000      4,135,494
                                       ------------  ------------        -----------  -------------

Operating loss                           (2,074,494)   (1,694,000)          (317,000)    (4,085,494)

Interest income                                            40,000                            40,000
Interest expense                                         (201,000)                         (201,000)
Settlement of litigation                    (86,000)                                        (86,000)
Debt forgiveness                            297,007                                         297,007
Loss on disposal of
   property and equipment                   (64,593)                                        (64,593)
                                       ------------  ------------        -----------  -------------

Loss before tax                          (1,928,080)   (1,855,000)          (317,000)    (4,100,080)

Federal income tax                                        593,000     (2)   (593,000)
                                       ------------  ------------        -----------  -------------

Net loss                               $ (1,928,080) $ (1,262,000)       $  (910,000) $  (4,100,080)
                                       ============  ============        ===========  =============


                        AFFILIATED RESOURCES CORPORATION
                     (formerly SYNAPTIX SYSTEMS CORPORATION)
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                  For the Three Months Ended December 31, 1998



                                               Historical
                                       Affiliated     ChemWay
                                        Resources      Systems,          Pro Forma
                                       Corporation       Inc.            Adjustments    Pro Forma
                                       ------------  ------------        -----------  -------------
Revenues                                             $     82,022                     $      82,022
Cost of sales                                             229,364                           229,364
                                       ------------  ------------        -----------  -------------

Gross profit                                             (147,342)                         (147,342)
                                       ------------  ------------        -----------  -------------

Operating expenses                                         60,521                            60,521
General and administrative             $    398,112       165,510                           563,622
Depreciation and
   amortization                               1,487        49,078     (1)$    80,000        130,565
                                       ------------  ------------        -----------  -------------

                                            399,599       275,109             80,000        754,708
                                       ------------  ------------        -----------  -------------

Operating loss                             (399,599)     (422,451)           (80,000)      (902,050)

Interest income                                             5,000                             5,000
Interest expense                                           (3,099)                           (3,099)
                                       ------------  ------------        -----------  -------------

Net loss                               $   (399,599) $   (420,550)       $   (80,000) $    (900,149)
                                       ============  ============        ===========  =============


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company appointed the firm of Weinstein Spira & Company , P.C., Five Greenway Plaza, Suite 2200, Houston, Texas 77046, as its Independent Accountants, effective as of July 14, 1998. Smith & Company, Inc., the Company's Independent Accountants for more than the past two years, who are located in Salt Lake City, Utah, resigned effective as of August 3, 1998. There were no disagreements between the Company and its accountants.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         DIRECTORS

         Set forth below is certain information concerning the nominees for election as director of the Company, including all positions and offices with the Company held by each such person and the business experience of each during at least the past five years.

         Peter C. Vanucci was elected to serve as Chairman of the Board and Chief Executive Officer of the Company effective as of February 15, 1998. Since 1990, Mr. Vanucci held the position of President and a Director of Wexford, Inc., a corporation specializing in business and property evaluation, ad valorem tax consulting, real estate development and financial consulting.

         Edward S. Fleming has held the position of President since May 1998, and was first elected a director in December 1996. Prior to that time, Mr. Fleming held the positions of Acting President beginning in October 1997, in addition to his position as Vice President and Chief Financial Officer, to which he was elected in December 1996. From 1993 to the present, Mr. Fleming has also held the position of Geologic Science Advisor to the Astronaut Office, Johnson Space Center, and was primarily responsible for the planning, coordination and evaluation of military and civilian manned space observations of the Earth, including the management of all Army personnel assigned to the Space Center. He has an extensive background in systems administration of the SUN and UNIX programs, as well as experience in a wide variety of sophisticated remote sensing software packages. Prior to 1993, Mr. Fleming held a succession of various leadership positions of national and military prominence while serving as an officer in the United States Army for more than 20 years.

         J. Thomas McManamon was elected to serve as a director in May 1998. Mr. McManamon has held the position of Director of the Science, Engineering, Mathematics and Aerospace Academy for the Cuyahoga Community College since January 1995. From 1992 to 1995, Mr. McManamon was a Financial Consultant with the firm of Butcher & Singer.

         No director serves as a member of the Board of Directors of any other company with a class of securities registered under the Securities Act of 1934, as amended, or which is registered as an investment company under the Investment Company Act of 1940.

Meetings of the Board of Directors

         During the calendar year ended December 31, 1998, the Board of Directors of the Company which consisted of four directors, held eight meetings, Each director attended at least 75% of the meetings of the board of directors.

         Standing Committees.

         In October 1998, the board voted to establish three standing committees consisting of an Audit Committee, an Executive Committee and a Compensation Committee.

         The Audit Committee, which is composed of Messrs. McManamon and Fleming meets with key management and the independent public accountants to review the internal controls of the Company and to review its financial reporting. The Audit Committee also recommends to the Board of Directors the appointment of the independent public accountants to serve as auditors in examining the financial statements of the Company. The Audit Committee is charged with the responsibility of reviewing and overseeing all material transactions and material proposed transactions between the Company and one or more of its directors or executive officers, or their affiliates, with a view to assuring that all such transactions will be (a) on terms no less favorable to the Company than would be available with unaffiliated third parties and (b) ratified by a majority of independent directors who have no interest in such transactions.

         The Executive Committee, which is composed of Messrs. Vanucci and McManamon, has the authority to exercise all powers of the Board of Directors in the management of the business and affairs of the Company during intervals between meetings of the board of directors, except that it has no authority to propose amendments to the Restated Certificate of Incorporation, adopt an agreement of merger or consolidation, recommend to the shareholders the sale, lease or exchange of all or substantially all of the Company's assets or its dissolution, or amend the Bylaws.

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


                                                                                                 Year Named to
Name                             Age       Position Held with Company                            Present Position
----                             ---       --------------------------                            ----------------
Peter C. Vanucci                 51        Chairman and Chief Executive Officer                  March 1998
Edward S. Fleming                44        President                                             October 1997
Virginia M. Lazar(1)             47        Executive Vice President and Corporate                May 1998
                                           Secretary
David L. Deerman(2)              60        President, ChemWay Systems, Inc.                      December 1998
Alan W. Harvey(3)                39        Chairman, President and Chief Executive               December 1996 to October
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

(2) In December 1998 Mr. Deerman was elected President of ChemWay Systems, Inc. Mr. Deerman had formerly served as President of ChemWay Systems, Inc., a subsidiary of Evans Systems, Inc. for the period December 1990 through December 29, 1998. Prior to that time, Mr. Deerman had served as President, and a Director of Way Energy, Inc., a subsidiary of Evans Systems, Inc., for the period June 1984 through December 1998.

(3) Mr. Harvey was elected to serve as Chairman of the Board, President and Chief Executive Officer effective as of December 23, 1996, and resigned as a director and officer of the Company on October 17, 1997.

         Summary Compensation Table

         The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, the Company's executive officers during the fiscal year ended June 30, 1998 and for the period through June 30,1999.


                                                        Annual Compensation
Name and Principal                                                              Other Annual              All other
Position                          Year         Salary           Bonus           Compensation             Compensation
                                                 ($)             ($)                 ($)                     ($)
Peter C. Vanucci                1998             78,125(1)        -                   -                       -
Chairman and Chief              1999             93,213           -                   -                       -
Executive Officer
Edward S. Fleming               1998                  -           -                   -                       -
President(2)
Virginia M. Lazar               1998             56,250(3)        -                   -                       -
Executive Vice                  1999             45,500
President and Corporate
Secretary
David Deerman(3)                1999             54,562
President, ChemWay
Systems, Inc.
Alan W. Harvey                  1997             14,385(4)        -                   -                       -
Chairman, President and
Chief Executive Officer

(1) Mr. Vanucci has accrued his salary for the fiscal year ended June 30,1998 as set forth above. Salary for 1999 currently accrues at the rate of $125,000 per year and accrued salary amounted to $93,213 at June 30, 1999 Mr. Vanucci was granted an immediately exercisable option to purchase up to 1,000,000 shares of the Company's common stock at a price of $.50 per share in May 1998.

(2) Mr. Fleming is a part-time employee, and is not entitled to any salary at this time. Mr. Fleming was granted an immediately exercisable option to purchase up to 350,000 shares of the Company's common stock at a price of $.20 per share in October 1997, and was granted an additional immediately exercisable option to purchase up to 150,000 shares of the Company's common stock at a price of $.50 per share in May 1998.

(3) Ms. Lazar has accrued her salary for the fiscal year ended June 30, 1998 as set forth above. Salary for 1999 currently accrues at the rate of $90,000 per year and amounted to $45,500 at June 30, 1999. Ms. Lazar was granted an immediately exercisable option to purchase up to 500,000 shares of the Company's common stock at a price of $.50 per share in May 1998.

(4) Mr. Deerman, President of ChemWay Systems, Inc. has an annual salary of $108,000, in accordance with an Employment Agreement, which commenced on January 1, 1999. Mr. Deerman was granted an option to purchase up to 250,000 shares of the Company's common stock at $.50 per share in March 1999, in accordance with the terms and conditions of his employment agreement.

(5) Mr. Harvey terminated his employment in October 1997. Mr. Harvey's salary is for the period July 1, 1997 through October 31, 1997.

         Incentive Stock Option Plan and Non-Statutory Stock Option Plan

         The Company has adopted an Incentive Stock Option Plan and a Non-Statutory Stock Option Plan (together, the "Option Plan"), under which the Company may award stock options to employees, including non-employee directors of the Company. The Company intends to make such awards to employees in order to induce qualified persons to accept employment with the Company, and to reward key personnel of the Company in lieu of cash bonuses. A total of seven million shares of the Company's Common Stock have been reserved for issuance pursuant to the Option Plan. During the calendar year ended December 31, 1998, which includes the period July 1, 1997 through December 31, 1998, a total of two million two hundred thousand shares were granted to employees and directors. Five million two hundred thousand of the seven million shares available under the Plan have been issued.

         Employee Stock Compensation Plan

         The Company has adopted an Employee Stock Compensation Plan (the "Compensation Plan"), which provides that the Company may issue stock awards to employees, including consultants who have provided bona fide services to the Company not connected to any financing activities. The Company intends to make such awards to employees and consultants for services rendered on behalf of the Company, in lieu of cash payments otherwise owing to these individuals, and to make future employment with the Company, and to reward key personnel of the Company in lieu of cash bonuses. During the fiscal year ended June 30, 1998, the Company issued 250,000 shares of the Company's Common Stock to employees, including the amount of 96,750 shares which were awarded to Ms. Lazar for services rendered and in repayment of expenses during the year 1997. Ms. Lazar was elected to serve as an officer of the Company on May 15, 1998. During the fiscal year ended December 31, 1998, the Company issued 6,000 shares of the Company's Common Stock to employees

         Other Compensation of Executive Officers

         During the fiscal year ended June 30, 1998 and the six month period ended December 31, 1998, the Company provided travel and entertainment expenses to its executive officers and key employees. The aggregate amount of such compensation, as to any executive officer or key employee, did not exceed the lesser of $25,000 or 10% of the cash compensation paid to such executive officer or key employee, nor did the aggregate amount of such other compensation exceed 10% of the cash compensation paid to all executive officers or key employees as a group.

         Option Grants in Last Fiscal Year

         The following table sets forth information with respect to the grant of options under the Company's 1997 Non-Statutory Stock Option Plan and Incentive Stock Option Plan during the fiscal year ended December 31, 1998, and subsequent thereto.


                         Number of        Percent of
                         Securities       total  options                       Market
                         underlying       granted to                           Price on                       Grant
Name                     options          employees in        Exercise or      Grant           Expiration     Date
----
                         granted          fiscal year         base price       Date            Date           Value(1)
                         -------------    ------------------- ------------     -----------     -------------- -----
                              (#)                (%)          ($/Share)        ($/Share)
Peter C. Vanucci               1,000,000         43%                .50                  1.00        5/1/2002     1,000,000
Edward S. Fleming                350,000         22%                .20                  3.50        5/1/2002     1,225,000
                                 150,000                            .50                  1.00        5/1/2002       350,000
Virginia M. Lazar                500,000         22%                .50                  1.00        5/1/2002       500,000
Mark F. Walz                     200,000          9%                .20                  3.50        5/1/2002       700,000

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


      (1)Of the 200,000 shares granted under an option to Mr. Walz, 50,000 shares were exercised in July 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 1999 by each director and executive officer and each person or entity known to the Company to own beneficially 5% or more. Unless otherwise indicated in the footnote below, each person has sole voting and dispositive power over the shares indicated.


                                                     Amount and                                 Percent of Total
                     Name and Address of             Nature of                Percent of        Outstanding
Title of Class       Beneficial Owner                Beneficial Interest      Class             Voting Securities
---------------      -------------------------       -------------------      --------------    -----------------
$.003 par value      Swallen Investments, Inc.              3,000,000                     18.1%                    18.1%
common stock         3310 Sheffield Circle
                     Sarasota, Florida 34239
$.003 par value      Way Energy, Inc.                       1,500,000                      9.1%                     9.1%
common stock         720 N. Avenue F
                     P.O. Box 2480
                     Bay City, Texas 77404
$.003 par value      Peter C. Vanucci(1)                    1,000,000                      6.0%                     6.0%
common stock         8221 Brecksville Road
                     Bldg. 3, Suite 207
                     Brecksville, Ohio 44141
$.003 par value      Merity International, Inc.              946,341                       5.7%                     5.7%
common stock         1647 Dick Bay
                     Box R.R. #3
                     Dickinson, Texas 77539
$.003 par value      Edward F. Feighan(2)                     650,000                      3.9%                     3.9%
common stock         5100 Key Tower
                     127 Public Square
                     Cleveland, Ohio 44114
$.003 par value      Virginia M. Lazar(3)                     596,750                      3.6%                     3.6%
common stock         3050 Post Oak Blvd.
                     Suite 1080
                     Houston, Texas 77056
$.003 par value      Edward S. Fleming(4)                     500,000                      3.0%                     3.0%
common stock         3050 Post Oak Blvd.
                     Suite 1080
                     Houston, Texas 77056
$.003 par value      David L. Deerman(5)                     250,000                       1.5%                     1.5%
common stock         1605 Cottonwood
                     Bay City, Texas 77414
$.003 par value      Mark F. Walz(6)                          175,000                      1.1%                     1.1%
common stock         13131 Almeda Road
                     Houston, Texas 77045
All executive officers and                                  2,346,750                     14.2%                    14.2%
directors as a group(4)


   (1)Consists of an option to purchase up to 1,000,000 shares of the Company's Common Stock at $.50 per share.
   (2) Mr. Feighan, a former director, resigned in June 1999.
   (3)Includes an option to purchase up to 500,000 shares of the Company's common stock at $.50 per share.
   (4)Consists of an option to purchase up to 350,000 shares of the Company's Common Stock at $.20 per share and an option to purchase an additional 150,000 shares at a price of $.50 per share.
   (5)Consists of an option to purchase up to 250,000 shares of the Company's common stock at $.50 per share, in accordance with the terms and conditions of an Employment Agreement.
   (6)Includes an option to purchase up to 150,000 shares of the Company's Common Stock at $.20 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since December 1996, Corporate Administrative Services, Inc. has rendered services to the Company in connection with corporate securities compliance and corporate governance. Ms. Lazar, as the former President of Corporate Administrative Services, Inc., received compensation from the Company in the form of 96,750 shares of Company Common Stock for services rendered. In addition, that Company forgave fees due and payable in the amount of $80,000 for the fiscal year ended June 30, 1998.

         On June 1, 1998, Peter Vanucci entered into a Stock Purchase Agreement with Evans on behalf of SouthHills Capital Corporation ("SouthHills"), an investment entity of which he was then President. Pursuant to such Stock Purchase Agreement, SouthHills purchased 175,000 shares of Common Stock of Evans at $.75 per share. Evans was then the beneficial owner of ChemWay. SouthHills closed the purchase of such shares as nominee for Belfast Ventures, Inc. in September 1998. These shares were issued in the name of SouthHills and held beneficially by Belfast. Mr. Vanucci disclaims any beneficial ownership of such Evans shares at any time, and did not otherwise receive any remuneration in connection with the transactions described in this paragraph. Later in
September, 1998, the Company began negotiations with Evans for the purchase of ChemWay which ultimately closed in December, 1998.

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

ITEM 12.          EXHIBITS AND REPORTS ON FORM 8-K.

         1.       Reports on Form 8-K.

         The Company filed the following reports on Form 8-K during six months ended December 31, 1998 and subsequent thereto:

                  A Form 8-K was filed on August 3, 1998 announcing the acquisition of assets from CobolTexas Inc., and a Change in Registrant's Accountants.

         2.       Exhibits

         Exhibit
         Number  Description
         2 Asset Purchase Agreement by and between Swallen Investments Corp. and Synaptix Systems Corporation, dated May, 1997.(1)
         2.1 Asset Purchase Agreement by and between Synaptix Systems Corporation, a Colorado corporation, and Mobilelink Communications, Inc. ("Mobile"), a Nevada corporation, dated March 26, 1998.(2)
         2.2 Modification Agreement by and between Synaptix Systems Corporation, a Colorado corporation, and Mobilelink Communications, Inc., a Nevada corporation.(3)
         2.3 Plan and Agreement of Reorganization between Synaptix Systems Corporation, CobolTexas, Inc., E. Lyle Flinn, Robert Burnside, Gabriel C. Cox, and Robert G. Oliver, dated July 8, 1998.(4)
         2.4 Contractors Agreement between CobolTexas, Inc., and E. Lyle Flinn, Robert Burnside, Gabriel C. Cox and Robert G. Oliver, Jr. dated July 8, 1998.(4)
         2.5 Stock Purchase Agreement by and among Synaptix Systems Corporation, a Colorado corporation, doing business as Affiliated Resources Corporation, Evans Systems, Inc., a Texas corporation, and Way Energy, Inc., a Delaware corporation, dated October 30, 1998.

         Exhibit
         Number  Description
         2.6     Amendment No. 1 to Stock Purchase Agreement dated December 29,
                 1998, by and among Synaptix Systems Corporation, a Colorado corporation doing business as Affiliated Resources Corporation,
                 Evans Systems, Inc., a Texas corporation, and Way Energy, Inc., a Delaware corporation.
         2.7     Waiver  and  Second   Amendment  to  Stock   Purchase
                 Agreement  dated March 11,  1999 from Evans  Systems,
                 Inc.
         2.8     Waiver and Third Amendment to Stock Purchase Agreement dated
                 April 26, 1999.
         3.1     Amendment to Articles of Incorporation (6)
         3.2     Restated  Articles of Incorporation of the Company as
                 filed  with the  Secretary  of State of  Colorado  on
                 January 13, 1999.
         3.3     Bylaws (5)
         4.1     Option Agreement by and between Peter C. Vanucci and Synaptix
                 Systems Corporation, dated May 20, 1998.(2)
         4.2     Option Agreement by and between Virginia M. Lazar and Synaptix
                 Systems Corporation, dated May 20, 1998.(2)
         4.3     Option Agreement by and between Edward S. Fleming and Synaptix
                 Systems Corporation, dated May 20, 1998(2)
         4.4     Option Agreement by and between David L. Deerman and Synaptix
                 Systems Corporation, dated March 23, 1999.
         10.1    Synaptix Systems Corporation 1997 Incentive and Non-Statutory
                 Stock Option  Plan (4)
         10.2    Form of Synaptix Systems Corporation Employee Stock Option
                 Agreement(4)
         10.3    Synaptix Systems Corporation 1997 Employee Stock Compensation
                 Plan(6)
         10.4    Promissory Note by and between Synaptix Systems Corporation and
                 Emerald Investments, dated November 1997.(4)
         10.6    Promissory Note by and between Synaptix Systems Corporation and
                 Merity International Inc., dated April 1998.(4)
         10.9    Settlement agreement and release by and between Synaptix
                 Systems Corporation and Alan W. Harvey.(8)
         10.10   Settlement Agreement and Release by and between Synaptix
                 Systems Corporation and certain employees.(8)
         10.11   Employment  Agreement by and between David L. Deerman
                 and ChemWay Systems, Inc., dated December 30, 1998.
         17      Resignation Letter of Mark F. Walz.(9)
         17.1    Resignation Letter of Edward F. Feighan
         27      Financial Data Schedule

(1) Incorporated herein by reference in Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1997.
(2) Incorporated herein by reference in Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1998.
(3) Incorporated herein by reference in Registrant's Report on Form 14A, dated November 3, 1997.
(4) Incorporated herein by reference in Registrant's Report on Form 8-K dated August 3, 1998.
(5) Incorporated herein by reference in Registrant's Report in Amendment No. 2 to Form 10-KSB, dated November 16, 1998.
(6) Incorporated herein by reference in Registrant's Report on Form 14A, dated December 30, 1996.
(7)      Incorporated by Reference in Form S-8 Registration, dated May 12, 1997.
(8) Incorporated herein by reference to Registrant's Annual Report on Form 10-KSB dated October 31, 1997.
(9) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                 AFFILIATED RESOURCES CORPORATION
                                                  (Registrant)

                                 By: /s/  Peter C. Vanucci
                                     Peter C. Vanucci
                                     Chairman and Chief Executive Officer

Dated:   August 6, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities indicated and on the dates indicated.

         Name                     Title                          Date

                            Chairman, Chief Executive        August 5,1999
  Peter C. Vanucci          Officer & Director

                            President & Director             August 5,1999
  Edward S. Fleming

                            Director                         August 5,1999
  J. Thomas McManamon

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                    AFFILIATED RESOURCES CORPORATION
                                           (Registrant)

                                    By: /s/  Peter C. Vanucci
                                       Peter C. Vanucci
                                     Chairman and Chief Executive Officer

Dated:   August 6, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities indicated and on the dates indicated.

 Name                     Title                               Date

/s/ Peter C. Vanucci     Chairman, Chief Executive          August 5,1999
 Peter C. Vanucci        Officer & Director

/s/ Edward S. Fleming    President & Director               August 5,1999
 Edward S. Fleming

/s/ J. Thomas McManamon  Director                          August 5,1999
 J. Thomas McManamon

                                                                     Exhibit 2.5















                            STOCK PURCHASE AGREEMENT





                          SYNAPTIX SYSTEMS CORPORATION
                               EVANS SYSTEMS, INC.
                                WAY ENERGY, INC.






                                October 30, 1998

                            STOCK PURCHASE AGREEMENT

                  THIS AGREEMENT, dated October 30, 1998, is by and among Synaptix Systems Corporation, a Colorado corporation, d.b.a. Affiliated Resources Corporation ("Buyer"), Evans Systems, Inc., a Texas corporation ("ESI"), and Way Energy, Inc., a Delaware corporation ("Seller").

                              W I T N E S S E T H:

                  WHEREAS, the Seller is a wholly-owned subsidiary of ESI and owns all of the issued and outstanding shares (the "Shares") of common stock, par value $10.00 per share (the "Common Stock"), of ChemWay Systems, Inc., a Texas corporation (the "Company");

                  WHEREAS, the Company has previously been engaged in the business (hereinafter referred to as the "Business") of producing, packaging and marketing automotive after-market chemical products, the operations of which was suspended in February 1998; and

                  WHEREAS, the Buyer desires to purchase and the Seller desires to sell the Shares, upon the terms and subject to the conditions set forth in this Agreement;

                  NOW, THEREFORE, in consideration of the premises and the mutual promises herein contained, each of Buyer and Seller agrees as follows:

                                   ARTICLE I.

                           PURCHASE AND SALE OF SHARES

                  Section 1.1. Purchase and Sale of Shares. Upon the terms and subject to the conditions set forth in this Agreement, on the Closing Date (as hereinafter defined), Seller shall sell, convey, assign, transfer and deliver to Buyer, and Buyer shall purchase from Seller, all right, title and interest in and to the Shares free and clear of any restrictions or conditions to transfer or assignment, rights of first refusal, mortgages, liens, pledges, charges, encumbrances, equities, claims, covenants, conditions, restrictions, options or agreements for an amount equal to the Purchase Price (as hereinafter defined). On the Closing Date, Seller shall deliver to Buyer a certificate or certificates representing the Shares, duly endorsed in blank or accompanied by a stock power executed in blank.

                  Section 1.2. Purchase Price. The aggregate purchase price for the Shares shall consist of shares of the Common Stock of the Buyer having an aggregate value of $6,000,000 (the "Purchase Price"). The Purchase Price shall be payable by delivery on the Closing Date of shares (the "Payment Shares")^ of Buyer's Common Stock, $.003 par value per share (the "Buyer Common Stock"). All Payment Shares to be delivered under this Agreement shall be valued at $4.00 (the "Closing Date Price"). All references in this Agreement to the Payment Shares shall be references to an aggregate number of shares of Buyer Common Stock with such aggregate value.

                  Section 1.3. Make Whole Adjustment. (a) In the event that the Anniversary Date Average Price (as defined below) is less than the Closing Date Price, Buyer shall issue a number of additional shares of Buyer Common Stock (the "Make Whole Shares") to ESI. The number of Make Whole Shares to be issued to ESI shall be equal to (i) the Purchase Price less (x) the number of Payment Shares delivered to ESI multiplied by (y) the Anniversary Date Average Price divided by (ii) the Anniversary Date Average Price. The Anniversary Date Market Price shall mean the greater of (x) $2.40 and (y) the average closing price of a share of Buyer Common Stock on the Buyer's then principal trading market, during the 20 consecutive trading day period ending two trading days prior to the one year anniversary of the Closing Date. The Make Whole Shares, if any, shall be delivered to ESI ten days after the one year anniversary of the Closing Date.

                  (b) Buyer's obligation to issue the Make Whole Shares shall be absolute, non- contingent and irrevocable, independent of all other legal relationships among the parties to this Agreement and not subject to any right of set-off or other reduction of any kind, whether for any claim of any kind whatsoever, liability, damage, loss, expense, cause of action or otherwise.

                  (c) If Buyer shall at any time during the period from the Closing Date to the one year anniversary of the Closing Date subdivide the outstanding Buyer Common Stock into a greater number of shares or consolidate the outstanding Buyer Common Stock into a smaller number of shares (any such event being called a "Buyer Stock Reorganization"), then the number of Make
Whole Shares to be issued shall be adjusted to a number determined by multiplying the number of Make Whole Shares that would have been issued pursuant to the foregoing formula by a fraction, the numerator of which shall be the number of shares of Buyer Common Stock outstanding after giving effect to such Buyer Stock Reorganization and the denominator of which shall be the number of shares of Buyer Common Stock outstanding immediately before such Buyer Stock Reorganization.

                  (d) (A) If (i) Buyer agrees to merge or consolidate
          with another entity and Buyer is not the surviving entity upon consummation of the merger or consolidation (the date of such consummation being the "Transaction Date"), (ii) the Transaction Date occurs on or before the last day upon which the Make Whole Shares could be delivered under Section 1.3(a) hereof and the Make Whole Shares have not been issued and delivered to ESI and (iii) the value two trading days before the Transaction Date of the consideration per share of Buyer Common Stock to be received by shareholders of Buyer, determined by the Buyer's board of directors acting in good faith (the "Consideration Value") in such merger or consolidation is not equal to or greater than the Closing Date Price, then on the Transaction Date immediately prior to the consummation of the merger or consolidation, Buyer shall deliver to each Seller for each share of Buyer Common Stock originally issued at the closing hereunder and held by such Seller on the Transaction Date (before the consummation of the merger or consolidation) either (x) an amount of cash equal to the difference between the Closing Date Price and the Consideration Value or (y) shares of Buyer Common Stock having a value equal to the difference between the Closing Date Price and the Consideration Value, with such value determined based upon the average closing price of a share of Buyer Common Stock during the 20 trading days ending two trading days prior to the Transaction Date , the form of such payment, either cash or stock, to be at the option of Buyer .

                  (B) If (i) on or before the last date upon which the Make Whole Shares could be delivered under Section 1.3(a) hereof (provided that no Make Whole Shares have been issued and delivered to ESI), Buyer concludes a transaction required to be reported under Section 13(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the rules and regulations promulgated thereunder (the "13(e) Transaction") and (ii) the average closing price of a share of Buyer Common Stock on the 20 trading days ending two trading days prior to the last day upon which shareholders of Buyer could tender shares of Buyer Common Stock in the 13(e) Transaction (the "13(e) Transaction
         Date Average Price") is less than the Closing Date Price, on the date Buyer distributes the consideration for the shares of Buyer Common Stock tendered and accepted in the 13(e) Transaction, Buyer shall pay to ESI an amount of cash per share tendered and accepted equal to the difference between the Closing Date Price and the 13(e) Transaction Date Average Price, provided that Buyer shall also pay to ESI the consideration per share tendered and accepted of Buyer Common Stock paid in the 13(e) Transaction to tendering shareholders for shares of Buyer Common Stock accepted by the Buyer.

                  (c) Upon payment of the amounts provided in Section 1.3(d)(A), Buyer and its successors and assigns shall have no further obligation to issue the Make Whole Shares under Section 1.3(a). Upon payment of the amounts provided in Section 1.3(d)(B), Buyer shall have no further obligation to issue the Make Whole Shares under Section 1.3(a) to ESI with respect to tendered shares that the Buyer accepted, but Buyer shall remain obligated to issue the Make Whole Shares under Section 1.3(a) with respect to all shares of Buyer Common Stock that were originally issued on the Closing Date and remain issued and outstanding and owned by ESI on the first anniversary date of the Closing Date.

                  (e) If, on or before the last date upon which the Make Whole Shares could be delivered under Section 1.3(a) hereof, Buyer concludes a recapitalization, capital reorganization or other similar transaction and as a result shares of Buyer Common Stock are exchanged, converted, reclassified or otherwise changed, in whole or in part, into one or more classes of other shares or equity securities of Buyer (or securities convertible into shares or other equity securities of Buyer), such shares, other equity securities or convertible securities received by ESI shall be subject to the terms of this Section 1.3, and Buyer's board of directors, acting in good faith, shall take such actions as may reasonably be necessary to assure that ESI receives, with respect to such shares, other equity securities or convertible securities, the full economic benefit intended by this Section 1.3 with respect to the Buyer Common Stock received by ESI on the Closing Date.

                  (f) The 13(e) Transaction Date Average Price and the value of Buyer Common Stock for the purposes of clause (y) of Section 1.3(d)(A) shall be determined based upon the average closing price of a share of Buyer Common Stock on the Buyer's then principal trading market, during the 20 consecutive trading day period ending two trading days prior to such transaction date.

                                   ARTICLE II.

                REPRESENTATIONS AND WARRANTIES OF SELLER AND ESI

                  Each of Seller and ESI represents and warrants to Buyer that:

                  Section 2.1. Corporate Existence. Each of Seller, ESI and the Company is a corporation duly organized, validly existing and in good standing under the laws of its respective jurisdiction of incorporation and has the corporate power to own, operate or lease its respective properties and to carry on its business as now being conducted. Complete and correct copies of the Articles of Incorporation of the Company and all amendments thereto, certified by the Secretary of State of the State of Texas, and of the By-Laws of the Company and all amendments thereto, certified by the Secretary of the Company, heretofore have been delivered to Buyer. As a result of the business conducted by the Company or the character or location of its properties, the Company is duly qualified to do business and is in good standing in those states listed on
Schedule 2.1 hereto, which states are the only states where the nature of the business conducted by it or the character or location of its properties requires such qualification and where the failure to so qualify would have a material adverse effect upon the business, operations, assets, properties, rights or condition (financial or otherwise) or prospects of the Company or upon the ability of the Company to consummate the transactions contemplated by this Agreement (a "Material Adverse Effect").

                  Section 2.2. Authorization; Validity. Each of Seller and ESI has all requisite corporate power and authority to enter into this Agreement and the Lease Agreement (as defined hereinafter) to perform its obligations hereunder and to consummate the transactions contemplated hereby. No declaration, recording or registration with, or notice to, or authorization, consent or approval of, any governmental or regulatory body or authority is necessary for the execution and delivery of this Agreement and the Lease
Agreement by Seller and ESI or the consummation by Seller and ESI of the transactions contemplated hereby or thereby, other than such declarations, filings, registrations, notices, authorizations, consents or approvals which, if not made or obtained, as the case may be, would not, in the aggregate, have a Material Adverse Effect. All necessary action has been taken by Seller and ESI with respect to the execution, delivery and performance by Seller and ESI of this Agreement, the Lease Agreement and the consummation of the transactions contemplated hereby and thereby. Assuming the due execution and delivery of this Agreement and the Lease Agreement by Buyer, each of these Agreements and the Lease Agreement is a legal, valid and binding obligation of Seller and ESI, enforceable against Seller and ESI in accordance with its respective terms, subject to applicable bankruptcy, insolvency, reorganization, moratorium and other similar laws of general application affecting the enforcement of creditors' rights and general principles of equity (whether applied in a proceeding at law or in equity).

                  Section 2.3. No Breach of Statute or Contract. Except as set forth on Schedule 2.3 hereto, neither the execution and delivery of this Agreement, nor the consummation by each of Seller and ESI of the transactions contemplated hereby, nor compliance by each of Seller and ESI with any of the provisions hereof, will (a) violate or cause a default under any statute (domestic or foreign), judgment, order, writ, decree, rule or regulation of any court or governmental authority applicable to Seller, ESI or the Company or any of their respective properties; (b) breach or conflict with any of the terms, provisions or conditions of the respective Certificates or Articles of Incorporation or respective By-Laws of Seller, ESI or the Company; or (c) violate, conflict with or breach or require the authorization, consent or approval of any party under any agreement, contract, mortgage, instrument, indenture or license to which Seller, ESI or the Company is a party or by which Seller, ESI or the Company is or may be bound, or constitute a default (in and of itself or with the giving of notice, passage of time or both) thereunder, or result in the creation or imposition of any encumbrance upon, or give to any other party or parties any claim, interest or right, including rights of termination or cancellation in, or with respect to, any of their respective properties or the Shares.

   Section 2.4. Subsidiaries. The Company has no subsidiaries or equity investments in any other corporation, association, partnership, joint venture or other entity.

                  Section 2.5. Capitalization and Shareholdings. The authorized capital stock of the Company consists of 500,000 shares of Common Stock, of which 65,000 shares are issued and outstanding, and are owned of record and beneficially by Seller. At the Closing, the Seller will own all of the Shares free and clear of all liens, claims, charges or encumbrances. Except for the required consents set forth on Schedule 2.5, the Seller has full right, power, legal capacity and authority to transfer and deliver the Shares pursuant to this Agreement and neither the Seller nor the Company is a party to or bound by any agreements, arrangements or understandings restricting in any manner the sale or transfer of the Shares. The capital stock of the Company is duly authorized and all issued capital stock has been duly and validly issued and is fully paid and non-assessable and free of preemptive rights. There is not outstanding, and neither the Seller nor the Company is bound by or subject to, any subscription, option, warrant, call, right, contract, commitment, agreement, understanding or arrangement to issue any additional shares of capital stock of the Company, including any right of conversion or exchange under any outstanding security or other instrument, and no shares of Common Stock are reserved for issuance for any purpose.

                  Section 2.6. Financial Statements. Attached hereto as Schedule
2.6 is a balance sheet of the Company at June 30, 1998 and related statement of income for the nine months then ended (collectively the "Company Financial Statements"), certified by the Chief Financial Officer of the Company as having been prepared in accordance with GAAP consistently applied. Except as set forth on Schedule 2.6, the Company Financial Statements (i) are true, correct and complete, (ii) are in accordance with the books and records of the Company, and
(iii) fairly, completely and accurately present the financial position of the Company at the dates specified and the results of its operations for the periods covered.

                  Section 2.7. Absence of Undisclosed Liabilities. Except as disclosed in the Company Financial Statements or on Schedule 2.7 attached hereto, the Company has no debts, liabilities or obligations of any kind, whether accrued, absolute, contingent or other, whether due or to become due, that would have a Material Adverse Effect.

                  Section 2.8. Absence of Certain Changes or Events. Except as set forth on Schedule 2.8 hereto, since June 30, 1998, no event or circumstance has occurred resulting or reasonably likely to result in a Material Adverse Effect. Without limiting the generality of the foregoing, since that date there has not been, with respect to the Company:

                  (a) Any change in its Business, operations (as now conducted or as presently proposed to be conducted), assets, properties or rights, prospects or condition (financial or otherwise), or combination thereof which reasonably could be expected to result in a Material Adverse Effect;

                  (b) Other than in the usual and ordinary course of business, any increase in amounts payable by the Company to or for the benefit of or committed to be paid by the Company to or for the benefit of any officer, director, stockholder, consultant, agent or employee of the Company, in any capacity, or in any benefits granted under any bonus, stock option, profit sharing, pension, retirement, deferred compensation, insurance, or other direct or indirect benefit plan with respect to any such person;

                  (c) Any transaction entered into or carried out other than in the ordinary and usual course of its business, including without limitation, any transaction resulting in the incurrence of liabilities or obligations;

                  (d) Any material change made in the methods of doing business or in the accounting principles or practices or the method of application of such principles or practices;

                  (e) Any mortgage, pledge, lien, security interest, hypothecation, charge or other encumbrance imposed or agreed to be imposed on or with respect to any of its properties that will not be discharged prior to the Closing Date except for financing statements filed by personal property lessors as a matter of notification only;

                  (f) Except in the ordinary course of business, any sale, lease or other disposition of, or any agreement to sell, lease or otherwise dispose of any of its properties, assets or services, individually or in the aggregate, in excess of $25,000;

                  (g) Any purchase of or any agreement to purchase capital assets or any lease or any agreement to lease, as lessee, any capital assets, individually or in the aggregate, with a purchase price or carrying value in excess of $25,000;

                  (h) Any modification, waiver, change, amendment, release, rescission or termination of, or accord and satisfaction with respect to, any material term, condition or provision of any contract, agreement, license or other instrument to which the Company is a party, other than any satisfaction by performance in accordance with the terms thereof in the usual and ordinary course of its business;

                  (i) Any declaration of, or dividend or other distribution to the Company's stockholders, purchase, redemption or reclassification of any of the Company's capital stock or stock split, stock dividend, exchange or recapitalization or execution of any agreement in respect of the foregoing;

   (j) Any damage, destruction or similar loss, whether or not covered by insurance, adversely affecting the Business;

                  (k) any labor grievances or claims filed, or any similar event or condition of any character, that will have a Material Adverse Effect on the Company;

                  (l) any cancellation, or agreement to cancel, any indebtedness, obligation or other liability owing to it, provided that it may negotiate and adjust bills in the course of good faith disputes with customers in a manner consistent with past practice; or

                  (m)  Any commitment by the Company to do any of the foregoing.

                  Section  2.9.  Proprietary  Rights.  Schedule 2.9 sets forth a
complete   and  accurate   list  of  all  patents   (including   all   reissues,
reexaminations, continuations, continuations-in-part and divisions thereof), inventions, trade secrets, processes, proprietary rights, proprietary knowledge, know-how, computer software, trademarks, names, service marks, trade names, copyrights, symbols, logos, franchises and permits of the Company and all applications therefor, registrations thereof and licenses, sublicenses or agreements in respect thereof that the Company owns or has the right to use or to which the Company is a party and all filings, registrations or issuances of any of the foregoing with or by any federal, state, local or foreign regulatory, administrative or governmental office or offices (collectively, the "Intellectual Property Rights"). The Intellectual Property Rights listed on
Schedule 2.9 are all the proprietary rights necessary to the conduct of the Business as now conducted. Except as set forth on Schedule 2.9 or as would not reasonably be expected to have a Material Adverse Effect (a) the Company is the sole and exclusive owner of all right, title and interest in and to all Intellectual Proprietary Rights free and clear of all liens, claims, charges, equities, rights of use, encumbrances and restrictions whatsoever, (b) no consent or approval of any party will be required for the use of any of these Intellectual Property Rights by Buyer following the Closing Date, and (c) no governmental registration of any of these Intellectual Property Rights has lapsed or expired or been canceled, abandoned, opposed or the subject of any reexamination request.

                  Except as disclosed in Schedule 2.9 or as would not reasonably be expected to have a Material Adverse Effect (a) the Company is not, nor will it be as a result of the execution and delivery of this Agreement or the performance of its obligations hereunder, in violation of any license, sublicense or other agreement to which it is a party and pursuant to which it is authorized to use any third-party patents, trademarks, service marks or copyrights (the "Third- Party Intellectual Property Rights"); (b) no claims with respect to the patents, registered and material unregistered trademarks and service marks, registered copyrights, trade names and any applications therefor owned by the Company (the "Company Intellectual Property Rights"), any trade secret material to the Company, or Third-Party Intellectual Property Rights to the extent arising out of any use, reproduction or distribution of such Third-Party Intellectual Property Rights or through the Company, are currently pending or, to the knowledge of ESI, threatened in writing by any person; and
(c) ESI does not know of any valid ground for any bona fide claims (i) to the effect that the manufacture, sale, licensing or use of any products as now used, sold or licensed or proposed for use, sale or license by the Company, infringes on any copyright, patent, trademarks, service mark or trade secrets, copyrights, patents, technology, know-how or computer software programs and applications used in the business of the Company as currently conducted or as proposed to be conducted; (ii) challenging the ownership, validity or effectiveness of any of the Company Intellectual Property Rights or other trade secret material to the Company; or (iii) challenging the license or legally enforceable right to use of the Third Party Intellectual Property Rights by the Company.

                  Section 2.10. Litigation.  Schedule 2.10 sets forth a complete and accurate list as of the date hereof of all claims, actions, suits, proceedings or, to ESI's knowledge, investigations (collectively, the "Proceedings") pending or threatened against or affecting the Company or any of the Company's properties or to ESI's knowledge, any of the Company's officers or directors in their capacities as such, in, before or by any federal, state, or local or foreign court, governmental agency or other governmental body (each a "Governmental Authority"). Seller and ESI shall update Schedule 2.10 as of the Closing Date, but any information on such updated schedule relating to Proceedings arising after the date hereof shall not constitute a breach of this
Section 2.10 unless such Proceedings have had or can reasonably be expected to have a Material Adverse Effect. Except as set forth on Schedule 2.10, there is no Proceeding pending or, to the knowledge of ESI, threatened against or affecting the Company or any of the Company's properties or to ESI's knowledge, any of the Company's officers or directors in their capacity as such, in, before or by any Governmental Authority that has had or can reasonably be expected to have a Material Adverse Effect, nor has any Governmental Authority notified the Company prior to the date hereof of any intention to conduct any investigation with respect to the Company. The Company is not subject to or in default with the respect to any judgment, order, writ, injunction or decree or any governmental restriction.

                  Section 2.11. Contracts and Commitments. Schedule 2.11 lists all personal property leases, contracts, agreements, contract rights, license agreements, franchise rights and agreements, policies, purchase and sales orders, quotations and executory commitments, instruments, third party guaranties, indemnifications, arrangements, obligations and understandings, whether oral or written, to which the Company is a party (whether or not legally bound thereby), that are currently in effect and that require payments, individually or in the aggregate, in excess of $25,000, other than purchase and sale orders, quotations and executory commitments incurred in the ordinary course of business of the Company (collectively, the "Contracts") . Each of the Contracts is valid and binding, in full force and effect and enforceable against the Company in accordance with its provisions. Except as set forth on
Schedule 2.11, the Company has not assigned, mortgaged, pledged, encumbered, or otherwise hypothecated any of its right, title or interest under any of the Contracts. Neither the Company nor, to ESI's knowledge, any other party thereto is in violation of, in default in respect of nor has there occurred an event or condition which, with the passage of time or giving of notice (or both), would constitute a material violation or a default of any Contract. No notice has been received by Seller, ESI or the Company claiming any such default by the Company or indicating the desire or intention of any other party thereto to amend, modify, rescind or terminate the same.

                  Section 2.12.     Compliance with Laws; Environmental Matters.

                  (a) For the purposes of this Section 2.12, "Environmental Laws" means any and all laws, statutes, codes, ordinances, orders, rules, regulations, judgments, decrees, injunctions, writs, edicts, awards, authorizations or other requirement of any national, state, county, municipal or other government, domestic or foreign, or of any agency, board, bureau, commission, court, department or other instrumentality thereof, or any obligation included in any certificate, franchise, permit or license issued by any such governmental authority or resulting from binding arbitration, including any requirement under common law, relating to the environment or public or worker health or safety, including ambient air, surface water, land surface or subsurface strata, or to emissions, discharges, releases or threatened releases of pollutants, contaminants, chemicals or industrial, toxic or hazardous substances or wastes (including Solid Wastes, Hazardous Wastes or Hazardous Substances) or noxious noise or odor into the environment, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, recycling, removal, transport or handling of pollutants, contaminants, chemicals or industrial, toxic or hazardous substances or wastes (including petroleum, petroleum distillates, asbestos or asbestos-containing material, volatile organic compounds or polychlorinated biphenyls).

                  (b) The Company is in compliance in all material respects with all laws, ordinances, regulations and orders applicable to the Business, including without limitation all Environmental Laws applicable to it or any of its owned or operated facilities, sites or other properties, businesses and operations, including those which relate to the reporting by the Company of all sites owned or operated by it where Solid Wastes, Hazardous Wastes or Hazardous Substances have been treated, stored, disposed of or otherwise handled, and possesses all necessary certifications and licenses required for the conduct of its Business. Seller and ESI have no notice or actual knowledge of any violations of such laws, ordinances, regulations and orders or notice of intent to cancel, terminate or not renew such certifications or licenses, whether actual, claimed or alleged, except as disclosed on Schedule 2.12 hereto and except for those instances as are not reasonably likely to have a Material Adverse Effect.

                  (c) The Company is not the subject of or, to the knowledge of Seller or ESI, being threatened to be the subject of (i) any enforcement proceeding, (ii) any investigation under any Environmental Law, or (iii) any third party claim relating to the violation of any Environmental Law on or off the properties of the Company.

                  (d) No release (as defined in the Environmental Laws) at, from in or on any site owned or operated by the Company has occurred which, if all relevant facts were known, would require remediation to avoid deed record notices, restrictions liabilities or would result in other consequences that would not be applicable if that release had not occurred.

                  (e) The Company has not transported or arranged for the transportation of any Solid Wastes, Hazardous Wastes or Hazardous Substances to, or disposed or arranged for the disposition of any Solid Wastes, Hazardous Wastes or Hazardous substances at, any off-site location that could reasonably be expected to lead to any claim against the Company or Buyer as a potentially responsible party for any fines, clean-up costs, remedial work, damage to natural resources, personal injury or property damage.

                  (f) To the knowledge of Seller or ESI, no storage tanks exist or have ever existed on or under any of the properties owned or operated by the Company from which any Solid Wastes, Hazardous Wastes or Hazardous Substances have been released into the surrounding environment. The Company has provided the Buyer with copies (or if not available, accurate written summaries) of all environmental investigations, studies, audits, reviews and other analyses conducted by or on behalf, or which otherwise are in the actual or constructive possession, of the Company, respecting any facility, site or other property presently owned or operated by the Company.

                  Section 2.13.   Taxes.  Except as set forth on Schedule 2.13:3

                  (a) The Company has duly filed all federal, state, local and foreign tax returns and tax reports required to have been filed by it prior to the date hereof and will file, on or before the Closing Date, all such returns and reports that are required to be filed after the date hereof and on or before the Closing Date, all such returns and reports are true, correct and complete in all material respects, none of such returns and reports has been amended, and all taxes, assessments, fees and other governmental charges arising under such returns and reports (i) have been fully paid (or, with respect to any returns or reports filed between the date hereof and the Closing Date, will be), or (ii) are being contested in good faith by appropriate proceedings (and are set forth on Schedule 2.13);

                  (b) Schedule 2.13 sets forth the dates and results of any and all audits of federal, state, local and foreign tax returns of the Company performed by federal, state, local or foreign taxing authorities. No waivers of any applicable statutes of limitations are outstanding. All deficiencies proposed as a result of any audits have been paid or settled. There is no pending or threatened federal, state, local or foreign tax audit of the Company and no agreement with any federal, state, local or foreign tax authority that may affect the subsequent tax liabilities of the Company; and

                  (c) The Company has no material liabilities for taxes other than as shown on the Company Financial Statements, and no federal, state, local or foreign tax authority is now asserting or, to the knowledge of Seller or ESI, threatening to assert any deficiency or assessment for additional taxes with respect to the Company.

                  (d) All amounts required to be withheld by the Company and paid to governmental agencies for income, social security, unemployment insurance, sales, excise, use and other taxes have been collected or withheld and paid to the proper taxing authority. The Company has made all deposits required by law to be made with respect to employees' withholding and other employment taxes.

                  Section 2.14. Employees. The Company is not a party to or bound by any collective bargaining agreement, nor has the Company experienced any strike or material grievance, unfair labor practice or other collective bargaining dispute within the three year period prior to the date hereof. To the knowledge of Seller and ESI, the Company has not committed any wrongful discharge or other wrongful act with respect to the employment or termination of any employee prior to the Closing Date that, individually or in the aggregate, can reasonably be anticipated to result in a Material Adverse Effect. Schedule
2.14 sets forth a complete list of the names, titles and rates of compensation at the date hereof of all employees, nonemployee officers or directors and key consultants and independent contractors of the Company. Except as set forth on
Schedule 2.14, there are no employment agreements, whether written or oral, to which the Company is a party. The Company is not aware of any employee of the Company who is not a citizen of, or authorized in accordance with federal immigration laws to be employed in, the United States.

                  Section 2.15. Employee Benefit Plans. Schedule 2.15 hereto comprises a listing of each bonus, stock option, stock purchase, benefit, profit sharing, savings, retirement, liability, insurance, incentive, deferred compensation, and other similar fringe or employee benefit plans, programs or arrangements for the benefit of or relating to, any employee of, or independent contractor or consultant to, and all other compensation practices, policies, terms or conditions, whether written or unwritten (the "Employee Plans") which the Company presently maintains, to which the Company presently contributes or under which the Company has any liability and which relates to employees or independent contractors of the Company. The Employee Plans administered by the Company have been administered in all material respects in accordance with all requirements of applicable law and terms of each such plan. Each Employee Plan that is required or intended to be qualified under applicable law or registered or approved by a governmental agency or authority, has been so qualified, registered or approved by the appropriate governmental agency or authority and, to the best of the Seller's and ESI's knowledge, nothing has occurred since the date of the last qualification, registration or approval to adversely affect, or cause, the appropriate governmental agency or authority to revoke such qualification, registration or approval. Except as set forth in Schedule 2.15 all contributions (including premiums) in material amounts required by law or contract to have been made or approved by the Company under or with respect to Employee Plans have been paid or accrued by the Company. Without limiting the foregoing, there are no material unfunded liabilities under any Employee Plan. Neither the Seller nor ESI has received notice of any investigations, litigation or other enforcement actions against the Company with respect to any of the Employee Plans.

                  Section 2.16. Title to Property. The Company has good and marketable title, or valid leasehold rights (in the case of leased property), to all real property and all personal property purported to be owned or leased by it or used in the operation of its business, free and clear of all encumbrances, excluding (i) liens for taxes, fees, levies, imposts, duties or governmental charges of any kind which are not yet delinquent or are being contested in good faith by appropriate proceedings which suspend the collection thereof; (ii) liens for mechanics, materialmen, laborers, employees, suppliers or other which are not yet delinquent or are being contested in good faith by appropriate proceedings; (iii) liens created in the ordinary course of business in connection with the leasing or financing of office, computer and related equipment and supplies; (iv) easements and similar encumbrances ordinarily created for fuller utilization and enjoyment of property; (v) liens set forth on
Schedule 2.16; and (vi) liens or defects in title or leasehold rights that are not reasonably likely to have a Material Adverse Effect. All of such owned or leased property with a value in excess of $10,000 is listed on Schedule 2.16 hereto, as well as a brief description of each such property, which if leased shall include the termination date of such lease. The Company has provided Buyer with true, complete and correct copies of all title reports and insurance policies relating to any of the real properties listed as being owned or leased in Schedule 2.16 and of all leases under which the Company is leasing each of the properties listed in Schedule 2.16 as being leased. The fixed assets of the Company are affixed only to one or more of the real properties listed in
Schedule 2.16 and, except as set forth therein, are well- maintained and adequate for the purposes for which they presently are being used or held for use, ordinary wear and tear excepted. All the property, plant and equipment of the Company are in good working order and condition, ordinary wear and tear expected, and adequate for the purposes for which they presently are being used or held for use.

                  Section 2.17. Investment. ESI is acquiring the Payment Shares and will acquire the Make Whole Shares solely for its own account as an investment and not with a view to, or for offer or resale in connection with, any distribution thereof within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and the rules and regulations promulgated thereunder. ESI is an "accredited investor" as that term is defined in Rule 501 promulgated under the Act.

                  Section 2.18. Related Party Agreements. Except as set forth in
Schedule 2.18, there are no contracts or other agreements, written or oral, to which the Company is a party or is bound or by which any property of the Company is bound or may be subject and to which the Seller or any of its Affiliates (as such term is defined in the Securities Act) also is a party.

                  Section 2.19. Relations With Governments, etc. The Company has not made, offered or agreed to offer anything of value to any governmental official, political party or candidate for government office which would cause the company to be in violation of the Foreign Corrupt Practices Act of 1977 or any governmental requirement to a similar effect.

   Section 2.20. Inventories. All inventories, net of reserves determined in accordance with GAAP, of the Company which are classified as such on the Company Financial Statements are merchantable and salable or usable in the ordinary course of business. The

Company does not depend on any single vendor for its inventories the loss of which could have a Material Adverse Effect.

                  Section 2.21. Insurance. Set forth on Schedule 2.21 is a list of all insurance policies carried by the company, a list of all insurance loss runs and worker's compensation claims received for the most recently ended three policy years, and true, complete and correct copies of all insurance policies carried by the Company which are in effect as of the date hereof, all of which
(A) have been issued by insurers of recognized responsibility and (B) currently are, and will remain without interruption through the Closing Date, in full force and effect. No insurance carried by the Company has been canceled by the insurer during the past five years, and the Company has never been denied coverage nor received any notice or other communication from any issuer of any such insurance policy of any material increase in any deductibles, retained amounts or the premiums payable thereunder, or any threatened increase in deductibles, retainages or premiums.

                  Section 2.22. Brokers. Except as disclosed on Schedule 2.22, all negotiations relative to this Agreement and the transactions contemplated hereby have been carried on by or on behalf of Seller, ESI and the Company in such a manner as not to give rise to any claim against Buyer, any Affiliate (as such term is defined in the rules and regulations promulgated under the Securities Act) thereof, Seller, ESI or the Company for a finder's fee, brokerage commission, advisory fee or other similar payment.

                  Section 2.23. Closing Date Effect. All of the representations and warranties of Seller and ESI are true and correct as of the date hereof and shall be true and correct on and as of the Closing Date with the same force and effect as if such representations and warranties were made by Seller to Buyer on the Closing Date.

                                  ARTICLE III.

                     REPRESENTATIONS AND WARRANTIES OF BUYER

                  Buyer represents and warrants to Seller and ESI that:

                  Section 3.1. Corporate Existence. Buyer is a corporation duly organized, validly existing and in good standing under the laws of the State of Colorado. Complete and correct copies of the Articles of Incorporation of Buyer and all amendments thereto, certified by the Secretary of State of the State of Colorado, and the By-laws of Buyer, and all amendments thereto, certified by the Secretary of Buyer, heretofore have been delivered to Seller. As a result of the business conducted by Buyer or the character or location of its properties, Buyer is duly qualified to do business and is in good standing in those states listed on Schedule 3.1 hereto, which are the only states where the nature of the business conducted by it or the character or location of its properties requires such qualification and where the failure to so qualify would have a material adverse effect upon the business, operations, assets, properties, rights or condition

(financial or otherwise) or prospects of Buyer or upon the ability of the Buyer to consummate the transactions contemplated by this Agreement (a "Buyer Material Adverse Effect").

                  Section 3.2. Authorization; Validity. Buyer has all requisite corporate power and authority to enter into this Agreement, to perform its obligations hereunder and to consummate the transactions contemplated hereby. No declaration, recording or registration with, or notice to, or authorization, consent or approval of, any governmental or regulatory body or authority is necessary for the execution and delivery of this Agreement by Buyer or the consummation by Buyer of the transactions contemplated hereby, other than such declarations, filings, registrations, notices, authorizations, consents or approvals which, if not made or obtained, as the case may be, would not, in the aggregate, have a Buyer Material Adverse Effect. All necessary corporate action has been taken by Buyer with respect to the execution, delivery and performance by Buyer of this Agreement and the consummation of the transactions contemplated hereby. Assuming the due execution and delivery of this Agreement by Seller and ESI, this Agreement is a legal, valid and binding obligation of Buyer, enforceable against Buyer in accordance with its terms, subject to applicable bankruptcy, insolvency, reorganization, moratorium and other similar laws of general application affecting the enforcement of creditors' rights and general principles of equity (whether applied in a proceeding at law or in equity). There does not exist any circumstances that would operate to terminate, reduce, alter or impair the obligation of Buyer to issue the Make Whole Shares or that give rise to or would give rise to a right of set-off by Buyer or any defense to the performance of Buyer's obligation to issue the Make Whole Shares in accordance with the terms of this Agreement.


                  Section 3.3. No Breach of Statute or Contract. Neither the execution and delivery of this Agreement, nor the consummation by Buyer of the transactions contemplated hereby, nor compliance by Buyer with any of the provisions hereof, will (a) violate or cause a default under any statute (domestic or foreign), judgment, order, writ, decree, rule or regulation of any court or governmental authority applicable to Buyer or any of its material properties; (b) breach or conflict with any of the terms, provisions or conditions of the Articles of Incorporation or By-laws of Buyer; or (c) violate, conflict with or breach or require the authorization, consent or approval of any party under any agreement, contract, mortgage, instrument, indenture or license to which Buyer is a party or by which Buyer is or may be bound, or constitute a default (in and of itself or with the giving of notice, passage of time or both) thereunder, or result in the creation or imposition of any encumbrance upon, or give to any other party or parties, any claim, interest or right, including rights of termination or cancellation, in^ or with respect to any of Buyer's properties.


                  Section 3.4. Capitalization; Buyer Common Stock. Buyer's authorized capital stock consists of (i) 25,000,000 shares of Buyer Common Stock, of which [15,665,492] shares are issued and outstanding on the date hereof and will be outstanding on the Closing Date and (ii) 10,000,000 shares of Preferred Stock, $1.00 par value, of which there are no shares issued and outstanding on the date hereof. Except as set forth in Schedule 3.4, there are no subscriptions, options, warrants, calls, rights, contracts, commitments, understandings, restrictions or arrangements of any kind relating to the issuance, sale or transfer by Buyer of its capital stock, including without limitation, any rights of conversion or exchange under any outstanding securities or other instruments. The issuance and delivery of the Payment Shares and the Make Whole Shares have been duly and validly authorized by all necessary corporate action on the part of Buyer and will be duly and validly issued, fully paid and non-assessable. The Payment Shares and the Make Whole Shares will be issued, transferred and delivered to ESI free and clear of any and all liens, claims, charges, encumbrances, restrictions and agreements of any nature whatsoever. The Payment Shares and the Make Whole Shares will not be issued, transferred, and delivered to ESI in violation of any preemptive rights, rights of first refusal or other similar rights.


                  Section 3.5. SEC Reports and Financial Statements. Except for Buyer's Form 10-KSB which was filed two days late on October 16, 1998, Buyer has timely filed with the SEC, and has heretofore made available to Seller and ESI true and complete copies of, all forms, reports, schedules, statements and other documents required to be filed by it under the Securities Act and the Securities Exchange Act of 1934, as amended (the "Exchange Act") on or after June 30, 1998 (as such documents have been amended or supplemented since the time of their filing and, in the case of registration statements and proxy statements, on the dates of effectiveness and the dates of mailing, respectively^ ( collectively, the "Buyer SEC Reports"). At the time of filing, the Buyer SEC Reports (including any financial statements or schedules included therein) (a) did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading and (b) complied in all material respects with the applicable requirements of the Securities Act and the Exchange Act, as the case may be. The audited consolidated financial statements and unaudited interim consolidated financial statements (including the related notes) of Buyer included in the Buyer SEC Reports have been prepared in accordance with generally accepted accounting principles applied on a consistent basis (except as may be indicated therein or in the notes thereto) and fairly present in all material respects the financial position of Buyer and its subsidiaries as of the dates thereof and the results of their operations and changes in financial position for the periods then ended, subject, in the case of the unaudited interim financial statements, to normal year-end audit adjustments and any other adjustments described therein (which will not be material individually or in the aggregate).


                  Section 3.6. Absence of Undisclosed Liabilities. Except as disclosed in the Buyer SEC Reports, Buyer has no material debts, liabilities or obligations of any kind, whether accrued, absolute, contingent or other, whether due or to become due, that would have a Buyer Material Adverse Effect.

                  Section 3.7. Absence of Certain Changes or Events. Except as set forth on Schedule 3.7 hereto, since June 30, 1998, no event or circumstance has occurred resulting or reasonably likely to result in a Buyer Material Adverse Effect. Without limiting the generality of the foregoing, since that date, there has not been with respect to Buyer:

                  (a) Any change in its business, operations (as now conducted or as presently proposed to be conducted), assets, properties or rights, prospects or condition (financial or otherwise), or combination thereof which reasonably could be expected to result in a Buyer Material Adverse Effect;

                  (b) Other than in the usual and ordinary course of business, any increase in amounts payable by Buyer to or for the benefit of or committed to be paid by Buyer to or for the benefit of any officer, director, stockholder, consultant, agent or employee of Buyer, in any capacity, or in any benefits granted under any bonus, stock option, profit sharing, pension, retirement, deferred compensation, insurance, or other direct or indirect benefit plan with respect to any such person;

                  (c) Any transaction entered into or carried out other than in the ordinary and usual course of its business, including without limitation, any transaction resulting in the incurrence of liabilities or obligations;

                  (d) Any material change made in the methods of doing business or in the accounting principles or practices or the method of application of such principles or practices;

                  (e) Any mortgage, pledge, lien, security interest, hypothecation, charge or other encumbrance imposed or agreed to be imposed on or with respect to any of its properties that will not be discharged prior to the Closing Date except for financing statements filed by personal property lessors as a matter of notification only;

                  (f) Except in the ordinary course of business, any sale, lease or other disposition of, or any agreement to sell, lease or otherwise dispose of any of its properties, assets or services, individually or in the aggregate, in excess of $25,000;

                  (g) Any purchase of or any agreement to purchase capital assets or any lease or any agreement to lease, as lessee, any capital assets, individually or in the aggregate, with a purchase price or carrying value in excess of $25,000;

                  (h) Any modification, waiver, change, amendment, release, rescission or termination of, or accord and satisfaction with respect to, any material term, condition or provision of any contract, agreement, license or other instrument to which the Company is a party, other than any satisfaction by performance in accordance with the terms thereof in the usual and ordinary course of its business;

                  (i) Any declaration of, or dividend or other distribution to the Company's shareholders, purchase, redemption or reclassification of any of the Company's capital stock or stock split, stock dividend, exchange or recapitalization or execution of any agreement in respect of the foregoing;

   (j) Any damage, destruction or similar loss, whether or not covered by insurance, adversely affecting Buyer's business; or

                  (k)    Any commitment by the Buyer to do any of the foregoing.

                  Section 3.8. Litigation. Schedule 3.8 sets forth a complete and accurate list as of the date hereof of all Proceedings pending or, to Buyer's knowledge, threatened against or affecting the Buyer or any of the Buyer's properties or to Buyer's knowledge any of Buyer's officers or directors in their capacities as such, in, before or by any Governmental Authority. Buyer shall update Schedule 3.8 as of the Closing Date, but any information on such updated schedule relating to Proceedings arising after the date hereof shall not constitute a breach of this Section 3.8 unless such Proceedings have had or can reasonably be expected to have a Buyer Material Adverse Effect. Except as set forth on Schedule 3.8 or as disclosed in the Buyer SEC Reports, there is no Proceeding pending or, to the knowledge of Buyer, threatened against or affecting the Buyer or any of the Buyer's properties or to Buyer's knowledge any of the Buyer's officers or directors in their capacity as such, in, before or by any Governmental Authority that has had or can reasonably be expected to have a Buyer Material Adverse Effect, nor has any Governmental Authority notified the Buyer prior to the date hereof of any intention to conduct any investigation with respect to Buyer. The Buyer is not subject to or in default with the respect to any judgment, order, writ, injunction or decree or any governmental restriction.

                  Section 3.9.      Compliance with Laws; Environmental Matters.

                  (a) Buyer is in compliance in all material respects with all laws, ordinances, regulations and orders applicable to its business and Buyer has no notice or actual knowledge of any violations thereof, whether actual, claimed or alleged, except as disclosed on Schedule 3.9 hereto and except for those instances of non-compliance or those violations as are not reasonably likely to have a Buyer Material Adverse Effect.

                  (b) Buyer is not the subject of or, to its knowledge, being threatened to be the subject of (i) any enforcement proceeding, or (ii) any investigation, brought in either case under any Environmental Law, at any time in effect or (iii) any third party claim relating to the violation of any Environmental Law on or off the properties of Buyer. Buyer has not been notified that it must obtain any permits and licenses or file documents for the operation of its business under any Environmental Laws. Buyer has not been notified of any conditions on or off its properties that can reasonably be expected to give rise to any Environmental Law and that would result in a Buyer Material Adverse Effect.

                  (c) Except as disclosed on Schedule 3.9, there are no Hazardous Substances that Buyer has used, stored or otherwise held in or on any of the facilities of Buyer that are present at or have migrated from the facilities, whether contained in ambient air, surface water, groundwater, land surface or subsurface strata.

                  Section 3.10.    Taxes.  Except as set forth on Schedule 3.10:

                  (a) Buyer and its subsidiaries have duly filed all federal, state, local and foreign tax returns and tax reports required to be filed by them prior to the date hereof and will file, on or before the Closing Date, all such returns and reports which are required to be filed after the date hereof and on or before the Closing Date, all such returns and reports are true, correct and complete in all material respects, none of such returns and reports has been amended, and all taxes, assessments, fees and other governmental charges arising under such returns and reports (i) have been fully paid (or, with respect to any returns or reports filed between the date hereof and the Closing Date, will be) or (ii) are being contested in good faith by appropriate proceedings (and are set forth on Schedule 3.10);

                  (b) Schedule 3.10 sets forth the dates and results of any and all audits of federal, state, local and foreign tax returns of Buyer and its subsidiaries have performed by federal, state, local or foreign taxing authorities. No waivers of any applicable statutes of limitations are outstanding. All deficiencies proposed as a result of any audits have been paid or settled. There is no pending or threatened federal, state, local or foreign tax audit of Buyer and its subsidiaries and no agreement with any federal, state, local or foreign tax authority that may affect the subsequent tax liabilities of the Company; and

                  (c) Buyer and its subsidiaries have no material liabilities for taxes other than as shown on the financial statements included in the Buyer SEC Reports, and no federal, state, local or foreign tax authority is now asserting or, to the knowledge of Buyer, threatening to assert any deficiency or assessment for additional taxes with respect to the Company.

                  (d) All amounts required to be withheld by the Buyer and paid to governmental agencies for income, social security, unemployment insurance, sales, excise, use and other taxes have been collected or withheld and paid to the proper taxing authority. The Buyer has made all deposits required by law to be made with respect to employees' withholding and other employment taxes.

                  Section 3.11. Investment. The Buyer is acquiring the Shares solely for its own account as an investment and not with a view to, or for offer or resale in connection with, any distribution thereof within the meaning of the Securities Act, and the rules and regulations promulgated thereunder. Buyer is an "accredited investor" as that term is defined in Rule 501 promulgated under the Act.

                  Section 3.12. Related Party Agreements. Except as set forth in
Schedule 3.12, there are no contracts or other agreements, written or oral, to which the Buyer is a party or is bound or by which any property of the Buyer is bound or may be subject and to which the Buyer or any of its Affiliates (as such term is defined in the Securities Act) also is a party.

                  Section 3.13. Employees. The Buyer is not a party to or bound by any collective bargaining agreement, nor has the Buyer experienced any strike or material grievance, unfair labor practice or other collective bargaining dispute within the three year period prior to the date hereof. The Buyer has not committed any wrongful discharge or other wrongful act with respect to the employment or termination of any employee prior to the Closing Date that, individually or in the aggregate, can reasonably be anticipated to result in a Material Adverse Effect. Schedule 3.13 sets forth a complete list of the names, titles and rates of compensation at the date hereof of all employees, nonemployee officers or directors and key consultants and independent contractors of the Buyer. Except as set forth on
Schedule 3.13, there are no Employment Agreements, whether written or oral, to which the Buyer is a party. The Buyer is not aware of any employee of the Buyer who is not a citizen of, or authorized in accordance with federal immigration laws to be employed in, the United States.

                  Section 3.14. Relations With Governments, etc. The Buyer has not made, offered or agreed to offer anything of value to any governmental official, political party or candidate for government office which would cause the Buyer to be in violation of the Foreign Corrupt Practices Act of 1977 or any governmental requirement to a similar effect.

                  Section 3.15. Brokers. Except as disclosed on Schedule 3.15 all negotiations relative to this Agreement and the transactions contemplated hereby have been carried on by or on behalf of Buyer in such a manner as not to give rise to any claim against Buyer, Seller or ESI, any Affiliate thereof, or the Company for a finder's fee, brokerage commission, advisory fee or other similar payment.

                  Section 3.16. Closing Date Effect. All of the representations and warranties of Buyer are true and correct as of the date hereof and shall be true and correct on and as of the Closing Date with the same force and effect as if such representations and warranties were made by Buyer to Seller and ESI on the Closing Date.

                                   ARTICLE IV.

                                    COVENANTS

                  Section 4.1.      Access to Information.

                  (a) ESI and Seller shall cause the Company to afford to Buyer and, on a need to know basis, its accountants, counsel, financial advisors and other representatives (the "Buyer Representatives") full access during normal business hours throughout the period prior to the Closing Date to all of its properties, books, contracts, commitments and records (including, but not limited to, tax returns) and, during such period, shall furnish promptly to the Buyer or Buyer Representatives such other information concerning the Company's business as Buyer shall reasonably request; provided that no investigation pursuant to this Section 4.1 shall amend or modify any representations or warranties made herein or the conditions to the obligations of the respective parties to consummate the transactions contemplated hereby. Buyer shall treat, and shall cause the Buyer Representatives to treat, all such materials and information in accordance with section 4.5 hereof.

                  (b) Buyer shall afford ESI, Seller and, on a need to know basis, their respective accountants, counsel, financial advisors and other representatives (the "Seller Representatives") full access during normal business hours throughout the period prior to the Closing Date to all of the respective properties, books, contracts, commitments and records (including, but not limited to, tax returns) of Buyer and its subsidiaries and, during such period, shall furnish promptly to Seller, ESI or the Seller Representatives (i) a copy of each report, schedule and other document filed by any of them with the SEC in connection with the transactions contemplated by this Agreement or that may have a material effect on their respective businesses, and (ii) such other information concerning Buyer's business as Seller and ESI shall reasonably request; provided that no investigation pursuant to this Section 4.1 shall amend or modify any representations or warranties made herein or the conditions to the obligations of the respective parties to consummate the transactions contemplated hereby. Seller and ESI shall treat, and shall cause the Seller Representative to treat, all such materials and information in accordance with the terms and conditions of the Non-Disclosure Agreement.



                  Section 4.2. Agreement to Cooperate. Subject to the terms and conditions herein provided, each of the parties hereto shall use all reasonable efforts to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary, proper or advisable under applicable laws and regulations to consummate and make effective the transactions contemplated by this Agreement, including using its reasonable efforts to obtain all necessary or appropriate waivers, consents and approvals and to effect all necessary filings and submissions.

                  Section 4.3.    Conduct of Business Prior to the Closing Date.

                  (a) During the period from the date of this Agreement to the Closing Date, except as otherwise contemplated by this Agreement or consented to or approved by Buyer in writing, ESI and Seller shall cause the Company (i) to conduct its business in the usual, regular and ordinary course consistent with past practice and prudent business principles and (ii) to use its reasonable efforts to maintain and preserve intact its business organization, employees, goodwill with customers and advantageous business relationships and to retain the services of its officers and key employees.

                  (b) Seller and ESI agree that on and or after the date hereof and prior to the Closing Date, without the consent of Buyer, Seller and ESI shall not cause or otherwise suffer or permit the Company to:

                  (i) incur or become subject to, or agree to incur or become subject to, any obligation or liability (absolute or contingent) except current liabilities incurred, and obligations under contracts entered into, in the ordinary course of business;

                  (ii) mortgage, pledge or subject to lien, charge or any encumbrance, any of the Company's properties or agree so to do;

                  (iii) sell or transfer or agree to sell or transfer any of its assets, properties or services or cancel or agree to cancel any debt or claim, except in each case in the ordinary course of business;

               (iv) consent or agree to a waiver of any right of substantial value;

                  (v) terminate any contract, agreement, license or other instrument to which it is a party that provides for monthly payments by or to the Company in excess of $10,000;

                  (vi) through negotiation or otherwise, make any commitment or incur any liability or obligation to any labor organization except in the ordinary course of business consistent with past practice;

                  (vii) make or agree to make any accrual or arrangement for or payment of bonuses or special compensation of any kind to any officer, employee or agent;

                  (viii) terminate any employee of the Company earning in excess of $25,000 per annum or directly or indirectly pay or make a commitment to pay any severance or termination pay to any officer, employee or agent except in the ordinary course of business consistent with past practice;

                  (ix) introduce any new method of management, operation or accounting with respect to its business or any of the assets, properties or rights applicable thereto;

                  (x) make capital expenditures or commitments therefor in excess of $10,000 except for repairs and maintenance in the ordinary course of business consistent with past practice; or

                  (xi) authorize or enter into any agreement to do any of the foregoing.

                  Section 4.4. Conduct of Buyer's Business Prior to the Closing Date. Buyer agrees that, between the date of this Agreement and the Closing Date, except (a) for any actions taken by Buyer relating to any other acquisitions or business combinations or (b) as expressly contemplated by any other provision of this Agreement, unless Seller and ESI shall otherwise agree in writing, (x) the respective business of Buyer and its subsidiaries shall be conducted only in, and shall not take any action except in, the ordinary course of business consistent with past practice. By way of amplification and not limitation, except (a) for any actions taken by Buyer relating to any other acquisitions or business combinations or (b) as expressly contemplated by any other provision of this Agreement, neither Buyer nor its subsidiaries shall, between the date of this Agreement and the Closing Date, directly or indirectly, do, or agree to do, any of the following without the prior written consent of Seller and ESI, which consent shall not be unreasonably withheld or delayed:

                           (i) declare, set aside, make or pay any dividend or other distribution, payable in cash, stock, property or otherwise, with respect to any of its capital stock, except that any subsidiary of Buyer may pay dividends or make other distributions to Buyer or any other subsidiary of Buyer;

                           (ii) reclassify, combine, split, subdivide or redeem,
                           purchase   or   otherwise   acquire,    directly   or
                           indirectly, any of its capital stock;

                           (iii) sell, transfer, license, sublicense or otherwise dispose of any material assets; or

                           (iv) authorize or enter into any formal or informal agreement or otherwise make any commitment to do any of the foregoing.

                  Section 4.5. Confidentiality. Each of the parties to this Agreement convenants and agrees to hold in strict confidence all data and information obtained from the other party hereto or any subsidiary, division, associate, representative, agent or affiliate of any such party, including but not limited to information furnished prior to the date hereof (unless such information is or becomes publicly available without the fault of any representative of such party, or public disclosure of such information is required by law in the opinion of the counsel to such party) and shall insure that such representatives do not disclose information to others without the prior written consent of the other party hereto, and in the event of the termination of this Agreement, to cause its representatives to return promptly every document furnished by the other party hereto or any subsidiary, division, associate, representative, agent or affiliate of any such party in connection with the transactions contemplated hereby and any copies thereof which may have been made, other than documents which are publicly available.

                  Section 4.6. Announcements. None of the parties to this Agreement nor any of their respective Affiliates shall make any public announcements prior to the Closing Date or any time thereafter with respect to this Agreement or the transactions contemplated hereby without the written consent of the other parties hereto, unless advised by counsel that such disclosure is required by law (in which event such party shall promptly notify the other parties hereto).

   Section 4.7. Satisfaction of Conditions. Each of the parties hereto shall use its best efforts to fulfill or obtain the fulfillment of all of the conditions to Closing.

                  Section 4.8. Notice of Developments. Buyer, ESI and Seller agree to give each other prompt written notice in the event its own representations and warranties are discovered to be untrue as of the time made or in the event such party determines that such representations and warranties shall be untrue as if made at and as the Closing Date. No disclosure by Buyer, ESI or Seller pursuant to this Section 4.8, however, shall be deemed to or shall supplement the schedules hereto or to cure any misrepresentation or breach of warranty;

provided, however, that the delivery of or failure to deliver any notice pursuant to this Section 4.8 shall not limit or otherwise affect the remedies available hereunder to the party receiving such notice.

                  Section 4.9. Reporting Status. Until one year after the date as of which the Seller may sell all of the Purchase Shares without restriction pursuant to Rule 144(k) promulgated under the Securities Act, the Buyer shall use its best efforts to timely file all reports required to be filed with the SEC pursuant to the Exchange Act and to maintain its status as an issuer required to file reports under the Exchange Act even if the Exchange Act or the rules and regulations thereunder would otherwise permit such termination.

                  Section 4.10. AMEX Listing. The Buyer shall use reasonable efforts to secure the listing of the Buyer Common Shares, including the Payment Shares and the Make Whole Shares, on the American Stock Exchange.

                  Section 4.11. Board Representative. Buyer shall appoint a designee of ESI to its Board of Directors at the earliest practicable date following the Closing Date and shall nominate and recommend the re-election of such designee at its next annual meeting of stockholders; provided, however, that if Seller shall no longer own at least 5% of the issued and outstanding shares of Buyer Common Stock the Buyer shall have no further obligation under this Section 4.11. In the event that ESI chooses not to seek the appointment of a designee to the Buyer's Board of Directors, the Buyer shall (i) allow a representative of ESI to attend and observe meetings of its Board of Directors and (ii) provide ESI with all notices and other documents provided to its Board of Directors.

                  Section 4.12. Company Funding. The Buyer will secure equity or debt financing on or prior to the Closing Date in an amount which Buyer and ESI reasonably believe will be sufficient to satisfy the creditors of the Company. The Buyer will make a capital contribution (the "Capital Contribution") to the Company in an amount to be reasonably agreed to by the Buyer and ESI, the proceeds of which shall be used to satisfy creditors of the Company and to fund the commencement of the Company's operations. In addition, Buyer shall use its best efforts to secure the release of ESI as guarantor of indebtedness of the Company set forth on Schedule 4.12, including without limitation, (a) executing agreements with creditors of the Company to provide a guaranty to such creditors in a form reasonably satisfactory to such creditors, and (b) providing such creditors with all of the information it requests on a timely basis.

                                   ARTICLE V.

                                     CLOSING

                  Section 5.1. Closing. This transaction shall close and all deliveries to be made at the time of closing (the "Closing") shall take place at 10:00 a.m., local time, on November 30, 1998, or on such other date as may be agreed upon from time to time in writing by Seller and Buyer (the "Closing Date"). The Closing shall take place at the offices of Short &

Ketchand, 11 Greenway Plaza, Suite 1512, Houston Texas 77046, or at such other place as the Buyer and the Seller shall mutually agree.

                  Section 5.2. Deliveries by Seller and ESI. On or prior to the Closing Date, Seller and ESI shall deliver to Buyer, duly and properly executed, the following:

                  (a) A certificate or certificates representing the Shares, duly endorsed in blank for transfer or accompanied by separate stock powers duly executed in blank, with all necessary documentary stamps evidencing the payment of all applicable transfer taxes.

                  (b) Resolutions of the Board of Directors of Seller and ESI authorizing the execution and delivery of this Agreement by Seller and the performance of its obligations hereunder, certified by the Secretary of each of the Seller and ESI.

                  (c) A certificate of the Secretary of State of Texas dated as of a recent date as to the good standing of the Company in such state.

                  (d) A certificate of the Secretary of State of each state listed on Schedule 2.1, dated as of a recent date as to the good standing of the Company in each such state.

                  (e) A Certificate of the President and Secretary of Seller and ESI in accordance with Section 6.1(d).

                  (f) A Registration Rights Agreement to be entered into by and between Buyer and ESI, in the form attached hereto as Exhibit A (the "Registration Rights Agreement").

                  (g) Such other separate instruments or documents that Buyer may reasonably deem necessary or appropriate in order to consummate the transactions contemplated by this Agreement including, without limitation, all regulatory and contractual consents of third parties.

   Section 5.3. Deliveries by Buyer. On or prior to the Closing Date, Buyer shall deliver to Seller and ESI all duly and properly executed, the following:

                  (a) Resolutions of the Board of Directors of Buyer authorizing the execution and delivery of this Agreement by Buyer and the performance of its obligations hereunder, certified by the Secretary of Buyer.

                  (b) A certificate of the Secretary of State of Colorado dated as of a recent date as to the good standing of Buyer in such state.

                  (c) A certificate of the President and Secretary of Buyer in accordance with Section 6.2(d).

                  (d) The Payment Shares, registered in the name of ESI or its designee, any such designation to be made by ESI in writing and delivered to Buyer not later than two days prior to the Closing Date.

                  (e)      The Registration Rights Agreement.

                  (f) Such other separate instruments or documents that Seller and ESI may reasonably deem necessary or appropriate in order to consummate the transactions contemplated by this Agreement.


                                   ARTICLE VI.

                       CONDITIONS PRECEDENT TO OBLIGATIONS

                  Section 6.1. Conditions to Obligations of Buyer. Each and every obligation of Buyer to be performed on the Closing Date shall be subject to the satisfaction as of or before the Closing Date of the following conditions (unless waived in writing by Buyer):

                  (a) Representations and Warranties. Seller's and ESI's representations and warranties set forth in Article II of this Agreement shall have been true and correct in all respects when made and shall be true and correct in all material respects at and as of the Closing Date as if such representations and warranties were made as of the Closing Date, except for changes permitted or contemplated by this Agreement and except to the extent that any representation or a warranty is made as of a specified date, in which case such representation or warranty shall be true in all material respects as of such date.

                  (b) Performance of Agreement. All covenants, conditions and other obligations under this Agreement which are to be performed or complied with by Seller and ESI shall have been fully performed and complied with on or prior to the Closing Date, including, without limitation, the delivery of the fully executed instruments and documents in accordance with Section 5.2 hereof.

                  (c) No Adverse Proceeding. There shall be no pending or threatened claim, action, litigation or proceeding, judicial or administrative, or governmental investigation against Buyer, Seller, ESI or the Company, for the purpose of enjoining or preventing the consummation of this Agreement, or otherwise claiming that this Agreement or the consummation hereof is illegal.

                  (d) Certificate. Seller and ESI shall have delivered to Buyer a certificate, dated the Closing Date, executed by Seller's and ESI's President and Secretary, to the effect that (i) the conditions set forth in subsections
(a) and (b) and, to the best  knowledge of such  officers,  (c), of this Section
6.1 have been satisfied and (ii) the Articles of Incorporation and By-laws of the

Company shall have not been amended since the date upon which certified copies of each had been delivered to Buyer and remain in full force and effect.

                  (e) Consents and Approvals. All consents, approvals and authorizations of all material contracts, licenses, agreements or instruments required for consummation of the transactions contemplated by this Agreement shall have been received and shall be in full force and effect.

                  (f) No Material Adverse Effect. There shall not have occurred any event or circumstance resulting or reasonably likely to result in a Material Adverse Effect.

                  (g) Lease Agreement. Buyer shall have entered into a real property lease or sublease (the "Lease Agreement") with the lessor or the sublessor for a portion used by the Company in the premises located at the Port of Bay City, in a form reasonably satisfactory to Buyer.

                  Section 6.2. Conditions to Obligations of Seller and ESI. Each and every obligation of Seller and ESI to be performed on the Closing Date shall be subject to the satisfaction as of or before the Closing Date of the following conditions (unless waived in writing by Seller or ESI):

                  (a) Representations and Warranties. Buyer's representations and warranties set forth in Article III of this Agreement shall have been true and correct in all material respects when made and shall be true and correct in all material respects at and as of the Closing Date as if such representations and warranties were made as of the Closing Date, except for changes permitted or contemplated by this Agreement and except to the extent that any representation or a warranty is made as of a specified date, in which case such representation or warranty shall be true in all material respects as of such date.

                  (b) Performance of Agreement. All covenants, conditions and other obligations under this Agreement which are to be performed or complied with by Buyer shall have been fully performed and complied with on or prior to the Closing Date including, without limitation, the delivery and the fully executed instruments and documents in accordance with Section 5.3 hereof.

                  (c) No Adverse Proceeding. There shall be no pending or threatened claim, action, litigation or proceeding, judicial or administrative, or governmental investigation against Buyer, Seller or the Company, for the purpose of enjoining or preventing the consummation of this Agreement, or otherwise claiming that this Agreement or the consummation hereof is illegal.

                  (d) Certificate. Buyer shall have delivered to Seller and ESI a certificate, dated the Closing Date, executed by Buyer's President and Secretary to the effect that (i) the conditions set forth in subsections (a) and
(b) and, to the best knowledge of such officers, (c), of this Section 6.2 have been satisfied and (ii) the Articles of Incorporation and By-laws of Buyer shall have not been amended since the date upon which certified copies of each had been delivered to Seller and remain in full force and effect.

                  (e) No Buyer Material Adverse Effect. There shall not have occurred any event or circumstance resulting or reasonably likely to result in a Buyer Material Adverse Effect, including but not limited to, a reduction of the Fair Market Value of the Buyer Common Stock below $3.20. Fair Market Value shall be calculated based upon the average of the closing sales prices of Buyer Common Stock on the Nasdaq OTC Bulletin Board for any five consecutive trading days.

                  (f) Tax Free Status. The Seller shall have received advice of its tax counsel that it will not be taxed upon receipt of the Payment Shares and the Make Whole Shares.

                  (g) Company Funding; Release of Guaranty. Buyer shall have made the Capital Contribution to the Company. In addition, ESI and Seller shall have been released from all obligations relating to the indebtedness of the Company set forth on Schedule 4.12.

                                  ARTICLE VII.

                                 INDEMNIFICATION

                  Section 7.1. Survival of Representations and Warranties and Agreements. Subject to the limitations set forth in this Article VII and notwithstanding any investigation conducted at any time with regard thereto by or on behalf of Buyer, ESI or the Seller, all representations, warranties, covenants and agreements of Buyer, ESI and the Seller in this Agreement shall survive the execution, delivery and performance of this Agreement and shall be deemed to have been made again by the Buyer, ESI and the Seller at and as of the Closing. The obligation of indemnity provided herein shall survive the Closing.

                  Section 7.2.           Indemnification.

                  (a) Subject to the  limitations set forth in this Article VII,
Seller and ESI shall indemnify and hold harmless Buyer from and against any and all losses, liabilities, damages, demands, claims, suits, actions, judgments or causes of action, assessments, costs and expenses including, without limitation, interest, penalties, reasonable attorneys' fees, any and all reasonable expenses incurred in investigating, preparing or defending against any litigation, commenced or threatened, or any claim whatsoever, and any and all amounts paid in settlement of any claim or litigation (collectively, "Damages"), asserted against, resulting to, imposed upon, or incurred or suffered by Buyer, directly or indirectly, as a result of or arising from any inaccuracy in or breach of the representations and warranties or covenants of the Seller or ESI contained in this Agreement (individually an "Indemnifiable Claim" and collectively "Indemnifiable Claims" when used in the context of Buyer as the Indemnified Party (as hereinafter defined)).

                  (b) Subject to the limitations set forth in this Article VII, Buyer shall indemnify and hold harmless Seller and ESI from and against any and all Damages asserted against, resulting to, imposed upon, or incurred or suffered by Seller or ESI, directly or indirectly, as a result of or arising from any inaccuracy in or breach of any of the representations and warranties or covenants of the Buyer contained in this Agreement (individually an "Indemnifiable Claim" and collectively "Indemnifiable Claims" when used in the context of Seller or ESI as the Indemnified Party).

                  (c) For purposes of this Article VII, all Damages shall be computed net of any insurance coverage (from the amount of which coverage there shall be deducted all costs and expenses, including attorneys' fees, of the Indemnified Party not reimbursed by such coverage) with respect thereto that reduces the Damages that would otherwise be sustained; provided, however, that in all cases, the timing of the receipt or realization of insurance proceeds shall be taken into account in determining the amount of reduction of Damages.

   Section 7.3. Limitations on Indemnification. Rights to indemnification hereunder are subject to the following limitations:

                  (a) All obligations of indemnity provided herein resulting from the assertion of liability with respect to any representations and warranties (other than Sections 2.13 and 3.10 which shall survive for the applicable statute of limitations including all extensions thereof and Sections 2.12, 2.14 and 3.4 which shall survive until eighteen months after the Closing
Date) shall terminate on the first anniversary of the Closing Date.

                  (b) If, prior to the termination of any obligation to indemnify as provided for herein, written notice of a claimed breach is given by the party seeking indemnification including in detail the basis therefor (the "Indemnified Party") to the party from whom indemnification is sought (the "Indemnifying Party") or a suit or action based upon a claimed breach is commenced against the Indemnified Party, the Indemnified Party shall not be precluded from pursuing such claimed breach or suit or action, or from recovering from the Indemnifying Party (whether through the courts or otherwise) on the claim, suit or action, by reason of the termination otherwise provided for above.

                  (c) The right of any party hereto to commence or assert an action, suit, claim or proceeding for Damages in respect of the breach of a representation or warranty contained herein shall terminate at the same time that the obligation of indemnification provided herein with respect to such breach shall terminate.

                  (d) No party shall assert any claim against any other party or parties for indemnification hereunder with respect to any breach of a representation or warranty unless and until the amount of all such claims shall exceed $20,000.

                  Section 7.4. Procedure for Indemnification with Respect to Third-Party Claims. The Indemnified Party shall give the Indemnifying Party prompt written notice of any third party claim, demand, assessment, suit or proceeding to which the indemnification set forth in Section 7.3 applies, which notice to be effective must describe such claim in reasonable detail (the "Indemnification Notice"). Notwithstanding the foregoing, the Indemnified Party shall not have any obligation to give any notice of any assertion of liability by a third party unless such assertion is in writing, and the rights of the Indemnified Party to be indemnified hereunder in respect of any third party claim shall not be adversely affected by its failure to give notice pursuant to the foregoing unless and, if so, only to the extent that, the Indemnifying Party is materially prejudiced thereby. The Indemnifying Party shall have the right to control the defense or settlement of any such action subject to the provisions set forth below, but the Indemnified Party may, at its election, participate in the defense of any action or proceeding at its sole cost and expense. Notwithstanding the foregoing, if there exists a conflict of interest that would make it inappropriate for the same counsel to represent both the Indemnified Party, on the one hand, and the Indemnifying Party, on the other hand, in connection with any Indemnifiable Claim, then the Indemnified Party shall be entitled to retain its own counsel as is reasonably satisfactory to the Indemnifying Party at the Indemnifying Party's expense. In the event that such Indemnified Party shall seek indemnification as provided herein, such
Indemnified Party shall make available to the Indemnifying Party, at its expense, all witnesses, pertinent records, materials and information in the Indemnified Party's possession or under the Indemnified Party's control relating thereto as is reasonably required by the Indemnifying Party. Should the
Indemnifying Party fail to defend any such Indemnifiable Claim (except for failure resulting from the Indemnified Party's failure to timely give notice of such Indemnifiable claim), then, in addition to any other remedy, the Indemnified Party may settle or defend such action or proceeding through counsel of its own choosing and may recover from the Indemnifying Party the amount of such settlement, demand, or any judgment or decree and all of its costs and expenses, including reasonable fees and disbursements of counsel. Except as permitted in the preceding sentence, the Indemnifying Party shall not be liable for any settlement effected without its written consent, which consent shall not be unreasonably withheld; provided, however, if such approval is unreasonably withheld, the liability of the Indemnifying Party shall be limited to the amount of the proposed compromise or settlement and the amount of the Indemnified Party's reasonable counsel fees incurred in defending such claim, as permitted by the preceding sentence, at the time such consent is unreasonably withheld. Notwithstanding the preceding sentence, the right of the Indemnified Party to compromise or settle any claim without the prior written consent of the Indemnifying Party shall only be available if a complete release of the Indemnifying Party is contemplated to be part of the proposed compromise or settlement of such third party claim.

                  Section 7.5. Procedure For Indemnification with Respect to Non-Third-Party Claims. In the event that the Indemnified Party asserts the existence of an Indemnifiable Claim (but excluding claims resulting from the assertion of liability by third parties), it shall give prompt written notice to the Indemnifying Party specifying the nature and amount of the claim asserted (the "Non-Third Party Claim Indemnification Notice"). If the Indemnifying Party, within 30 days (or such greater time as may be necessary for the Indemnifying Party to investigate such Indemnifiable Claim not to exceed 60 days), after receiving the Non-Third Party Claim

Indemnification Notice from the Indemnified Party, shall not give written notice to the Indemnified Party announcing its intent to contest such assertion of the Indemnified Party (the "Contest Notice"), such assertion shall be deemed accepted and the amount of the claim shall be deemed a valid Indemnifiable Claim. During the time period set forth in the preceding sentence, the Indemnified Party shall cooperate fully with the Indemnifying Party in respect of such Indemnifiable Claim. In the event, however, that the Indemnifying Party contests the assertion of a claim by giving a Contest Notice to the Indemnified Party within such period, then if the parties hereto, acting in good faith, cannot reach agreement with respect to such claim within 60 days after such notice was first given to the Indemnifying Party, such parties may seek any remedy available to them at law or in equity.

                                  ARTICLE VIII.

                                   TERMINATION

                  Section 8.1. Termination by Buyer. This Agreement may be terminated and cancelled at any time prior to the Closing Date by Buyer upon written notice to Seller and ESI if: (i) any of the representations or warranties of Seller contained herein shall prove to be inaccurate or untrue in any respect; (ii) any obligation, term or condition to be performed, kept or observed by Seller hereunder has not been performed, kept or observed in any material respect at or prior to the time specified in this Agreement, provided, however, that (x) Buyer has given Seller and ESI written notice of all reasons for the proposed termination and (y) Seller or ESI has not cured any such condition within 10 days of receiving the Buyer's notice; or (iii) Buyer is not satisfied in its sole discretion with the results of its full due diligence review of the Business by Buyer and its counsel and agents, provided, however, that the Buyer's right to terminate pursuant to this subsection (iii) shall terminate on November 30, 1998.


                  Section 8.2. Termination by Seller or ESI. This Agreement may be terminated and cancelled at any time prior to the Closing Date by Seller and ESI upon written notice to Buyer if: (i) any of the representations or warranties of Buyer contained herein shall prove to be inaccurate or untrue in any material respect; ^(ii) any obligation, term or condition to be performed, kept or observed by Buyer hereunder has not been performed, kept or observed in any material respect at or prior to the time specified in this Agreement, provided, however, that (x) Seller and ESI has given Buyer written notice of all reasons for the proposed termination and (y) Buyer has not cured any such condition within 10 days of receiving the Seller's and ESI's notice; or (iii) ESI and the Seller are not satisfied in their sole discretion with the results of their due diligence review of the Buyer and its respective business operations, prospects, liabilities and assets, provided, however, the Buyer's right to terminate pursuant to this subsection (iii) shall terminate on November 30, 1998.


                  Section 8.3. Termination by Any Party. Any party hereto shall have the right to terminate and cancel this Agreement if (i) the Closing Date shall not have occurred on or before November 30, 1998, unless extended pursuant to Section 5.1 hereof; provided that such failure of occurrence shall not have resulted from the delay, default or breach of such party; or

(ii) a court of competent jurisdiction shall have issued an order, decree or ruling permanently restraining, enjoining or otherwise prohibiting the transactions contemplated by this Agreement, and such order, decree, ruling or other action shall have become final and nonappealable.

   Section 8.4. Termination by Mutual Consent. This Agreement may be terminated and cancelled at any time prior to the Closing Date by mutual written consent of Buyer, Seller and ESI.

                  Section 8.5. Effect of Termination. In the event of termination of this Agreement by any party hereto as provided in this Article VIII, this Agreement shall forthwith become void and there shall be no further obligation on the part of any party or their respective officers or directors (except as set forth in this Section 8.5, Section 4.5 and in Sctio 4.6 which shall survive the termination). Nothing in this Section 8.5 shall relieve any party from liability for any breach or failure of observance of the provisions of this Agreement.

                                   ARTICLE IX.

                            MISCELLANEOUS PROVISIONS

                  Section 9.1. Notices. All notices and other communications required or permitted under this Agreement shall be deemed to have been duly given and made when received if in writing and if served either by personal delivery to the party for whom intended (which shall include delivery by Federal Express or similar nationally recognized service) or five business days after being deposited, postage prepaid, certified or registered mail, return receipt requested, in the United States mail bearing the address shown in this Agreement for, or such other address as may be designated in writing hereafter by, such party:

  If to Seller or ESI:Evans Systems, Inc.
                                     720 North Avenue F
                                     P.O. Box 2480
                                     Bay City, Texas 77404-2480
                                     Attention:  Chief Executive Officer

  with a copy to:                    Olshan Grundman Frome & Rosenzweig LLP
                                     505 Park Avenue
                                     New York, New York 10022
                                     Attention: Michael Otner, Esq.

  If to Buyer:                    Synaptix Systems Corporation
                                     3050 Post Oak Boulevard, Suite 1080
                                     Houston, Texas  77056
                                     Attention: Chief Executive Officer
         with a copy to:                    Boyer Ewing & Harris
                                            9 Greenway Plaza, Suite 3200
                                            Houston, Texas 77046
                                            Attention: John Boyer, Esq.

                  Section 9.2. Entire Agreement. This Agreement, the documents referred to herein, and the other matters agreed to in writing by the parties on the date hereof, embody the entire agreement and understanding of the parties hereto with respect to the subject matter hereof, and supersede all prior and contemporaneous agreements and understandings, oral or written, relative to said subject matter.

                  Section 9.3. Binding Effect; Assignment. This Agreement and the various rights and obligations arising hereunder shall inure to the benefit of and be binding upon Buyer, Seller and ESI and their respective successors and permitted assigns. Neither this Agreement nor any of the rights, interests or obligations hereunder shall be transferred or assigned (by operation of law or otherwise) by either of the parties hereto without the prior written consent of the other party except that Buyer shall have the right to assign its rights but not its obligations hereunder to any Affiliate thereof. Any transfer or assignment of any of the rights, interests or obligations hereunder in violation of the terms hereof shall be void and of no force or effect.

   Section 9.4. Captions. The Article and Section headings of this Agreement are inserted for convenience only and shall not constitute a part of this Agreement in construing or interpreting any provision hereof.

                  Section 9.5. Expenses of Transaction. Seller and ESI shall pay all costs and expenses incurred by them, in connection with this Agreement and the transactions contemplated hereby. Buyer shall pay all costs and expenses incurred by it in connection with this Agreement and the transactions contemplated hereby.

                  Section 9.6. Waiver; Consent. This Agreement may not be changed, amended, terminated, augmented, rescinded or discharged (other than by performance), in whole or in part, except by a writing executed by each of the parties hereto, and no waiver of any of the provisions or conditions of this Agreement or any of the rights of a party hereto shall be effective or binding unless such waiver shall be in writing and signed by the party claimed to have given or consented thereto. Except to the extent that a party hereto may have otherwise agreed to in writing, no waiver by that party of any condition of this Agreement or breach by the other party of any of its obligations, representations or warranties hereunder shall be deemed to be a waiver of any other condition or subsequent or prior breach of the same or any other obligation or representation or warranty by such other party, nor shall any forbearance by the first party to seek a remedy for any noncompliance or breach by such other party be deemed to be a waiver by the first party of its rights and remedies with respect to such noncompliance or breach.

   Section  9.7.  No Third Party  Beneficiaries.  Subject to the  provisions  of
Section 9.3 hereof, nothing herein, expressed or implied, is intended or shall be construed to confer upon or give to any person, firm, corporation or legal entity, other than the parties hereto, any rights, remedies or other benefits under or by reason of the provisions of this Agreement.

   Section 9.8. Counterparts. This Agreement may be executed in multiple counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same instrument.

                  Section 9.9. Gender. Whenever the context requires, words used in the singular shall be construed to mean or include the plural and vice versa, and pronouns of any gender shall be deemed to include and designate the masculine, feminine or neuter gender.

   Section 9.10. Governing Law. This Agreement shall in all respects be construed in accordance with and governed by the laws of the State of Texas, without regard to the principles of conflicts of laws thereof.

                  Section 9.11. Knowledge. As used in this Agreement, the term "knowledge", when used herein with respect to Seller, ESI or Buyer shall mean the knowledge of each of the executive officers of Seller or Buyer, as the case may be.

   Section 9.12. Incorporation of Exhibits and Schedules. The Exhibits and Schedules identified in this Agreement are incorporated herein by reference and made a part hereof.

                  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed on the day and year first above written.

                             BUYER:

                             SYNAPTIX SYSTEMS CORPORATION


                             By:
                                Name:
                                Title:


                             SELLER:

                             WAY ENERGY, INC.


                             By:
                                Name:
                                Title:

                             EVANS SYSTEMS, INC.


                             By:
                                Name:
                                Title:

                                TABLE OF CONTENTS

                                                                            Page


ARTICLE I.

                           PURCHASE AND SALE OF SHARES.........................1
         Section 1.1.      Purchase and Sale of Shares.........................1
         Section 1.2.      Purchase Price......................................1
         Section 1.3.      Make Whole Adjustment...............................2

                                   ARTICLE II.

                           REPRESENTATIONS AND WARRANTIES OF SELLER AND ESI....4
         Section 2.1.      Corporate Existence.................................4
         Section 2.2.      Authorization; Validity.............................5
         Section 2.3.      No Breach of Statute or Contract....................5
         Section 2.4.      Subsidiaries....................................... 6
         Section 2.5.      Capitalization and Shareholdings....................6
         Section 2.6.      Financial Statements................................6
         Section 2.7.      Absence of Undisclosed Liabilities..................6
         Section 2.8.      Absence of Certain Changes or Events............... 6
         Section 2.9.      Proprietary Rights..................................8
         Section 2.10.     Litigation..........................................9
         Section 2.11.     Contracts and Commitments..........................10
         Section 2.12.     Compliance with Laws; Environmental
                                         Matters..............................10
         Section 2.13.     Taxes............................................. 12
         Section 2.14.     Employees......................................... 12
         Section 2.15.     Employee Benefit Plans............................ 13
         Section 2.16.     Title to Property................................. 13
         Section 2.17.     Investment........................................ 14
         Section 2.18.     Related Party Agreements...........................14
         Section 2.19.     Relations With Governments, etc....................14
         Section 2.20.     Inventories........................................14
         Section 2.21.     Insurance..........................................15
         Section 2.22.     Brokers........................................... 15
         Section 2.23.     Closing Date Effect............................... 15

                                  ARTICLE III.

REPRESENTATIONS AND WARRANTIES OF BUYER...................................... 15
         Section 3.1.      Corporate Existence............................... 15

                                                                            Page

         Section 3.2.      Authorization; Validity........................... 16
         Section 3.3.      No Breach of Statute or Contract.................. 16
         Section 3.4.      Capitalization; Buyer Common Stock................ 17
         Section 3.5.      SEC Reports and Financial Statements.............. 17
         Section 3.6.      Absence of Undisclosed Liabilities................ 18
         Section 3.7.      Absence of Certain Changes or Events.............. 18
         Section 3.8.      Litigation........................................ 19
         Section 3.9.      Compliance with Laws; Environmental Matters....... 19
         Section 3.10.     Taxes............................................. 20
         Section 3.11.     Investment........................................ 21
         Section 3.12.     Related Party Agreements...........................21
         Section 3.13.     Employees..........................................21
         Section 3.14.     Relations With governments, etc....................21
         Section 3.15.     Brokers............................................22
         Section 3.16.     Closing Date Effect............................... 22

                                   ARTICLE IV.

COVENANTS.................................................................... 22
         Section 4.1.      Access to Information............................. 22
         Section 4.2.      Agreement to Cooperate............................ 23
         Section 4.3.      Conduct of Business Prior to the Closing Date..... 23
         Section 4.4.      Conduct of Buyer's Business Prior to the
                           Closing Date...................................... 24
         Section 4.5.      Confidentiality................................... 25
         Section 4.6.      Announcements..................................... 25
         Section 4.7.      Satisfaction of Conditions........................ 26
         Section 4.8.      Notice of Developments............................ 26
         Section 4.9.      Reporting Status.................................. 26
         Section 4.10.     AMEX Listing...................................... 26
         Section 4.11.     Board Representative.............................. 26
         Section 4.12.     Company Funding................................... 26

                                   ARTICLE V.

CLOSING...................................................................... 27
         Section 5.1.      Closing........................................... 27
         Section 5.2.      Deliveries by Seller and ESI...................... 27
         Section 5.3.      Deliveries by Buyer............................... 28

                                   ARTICLE VI.

                                                                            Page

CONDITIONS PRECEDENT TO OBLIGATIONS.......................................... 28
         Section 6.1.      Conditions to Obligations of Buyer................ 28
         Section 6.2.      Conditions to Obligations of Seller and ESI....... 29

                                  ARTICLE VII.

INDEMNIFICATION.............................................................. 31
         Section 7.1.      Survival of Representations and Warranties
                           and Agreements.....................................31
         Section 7.2.      Indemnification................................... 31
         Section 7.3.      Limitations on Indemnification.................... 32
         Section 7.4.      Procedure for Indemnification with Respect to
                           Third-Party Claims................................ 32
         Section 7.5.      Procedure For Indemnification with Respect to
                           Non-Third-Party Claims............................ 33

                                  ARTICLE VIII.

TERMINATION.................................................................. 34
         Section 8.1.      Termination by Buyer.............................. 34
         Section 8.2.      Termination by Seller or ESI...................... 34
         Section 8.3.      Termination by Any Party.......................... 34
         Section 8.4.      Termination by Mutual Consent..................... 35
         Section 8.5.      Effect of Termination............................. 35

                                   ARTICLE IX.

MISCELLANEOUS PROVISIONS..................................................... 35
         Section 9.1.      Notices........................................... 35
         Section 9.2.      Entire Agreement.................................. 36
         Section 9.3.      Binding Effect; Assignment........................ 36
         Section 9.4.      Captions.......................................... 36
         Section 9.5.      Expenses of Transaction........................... 36
         Section 9.6.      Waiver; Consent................................... 36
         Section 9.7.      No Third Party Beneficiaries...................... 37
         Section 9.8.      Counterparts...................................... 37
         Section 9.9.      Gender............................................ 37
         Section 9.10.     Governing Law..................................... 37
         Section 9.11.     Knowledge......................................... 37
         Section 9.12.     Incorporation of Exhibits and Schedules........... 37

                          INDEX TO EXHIBITS AND ANNEXES



EXHIBIT

A.................................................Registration Rights Agreement

                               INDEX TO SCHEDULES



Seller

2.1...................................List of Jurisdictions in Which the Company
                                 is Qualified to Do Business
2.3............................................Effects under Statute or Contract
2.5............................................................Required Consents
2.6.................................................Company Financial Statements
2.7...........................................Absence of Undisclosed Liabilities
2.8.........................................Absence of Certain Changes or Events
2.9.................................................Intellectual Property Rights
2.10..................................................................Litigation
2.11...................................................Contracts and Commitments
2.12..................................Compliance with Laws; Hazardous Substances
2.13.......................................................................Taxes
2.14...................................................................Employees
2.15...............................................................Benefit Plans
2.16...............................................................Real Property
2.18....................................................Related Party Agreements
2.22.....................................................................Brokers
2.21...................................................................Insurance
4.12........................................................Company Indebtedness

Buyer

3.1...............................................List of Jurisdictions in Which
                           Buyer is Qualified to Do Business
3.4.............................................Agreements, Etc. with Respect to
                                          Buyer Common Stock
3.7.........................................Absence of Certain Changes or Events
3.8...................................................................Litigation
3.9...................................Compliance with Laws; Hazardous Substances
3.10.......................................................................Taxes
3.12....................................................Related Party Agreements
3.13...................................................................Employees
3.15.....................................................................Brokers

                                                                     Exhibit 2.6
                   Amendment No. 1 to Stock Purchase Agreement

         Amendment No. 1 dated as of December ___, 1998 to the Stock Purchase Agreement dated as of October 30, 1998 (the "Stock Purchase Agreement"), by and among Synaptix Systems Corporation, a Colorado corporation, d.b.a. Affiliated Resources Corporation ("Buyer"), Evans Systems, Inc., a Texas corporation ("ESI"), and Way Energy, Inc., a Delaware corporation ("Seller").

                              W I T N E S S E T H :

                  WHEREAS, the above parties have entered into the Stock Purchase Agreement, pursuant to which Buyer will buy and Seller will sell all of the issued and outstanding shares (the "Shares") of common stock, par value $1.00 per share, of ChemWay Systems, Inc., a Texas corporation (the "Company"); and

         WHEREAS, the parties desire, upon the terms and conditions hereinafter set forth, to amend the Stock Purchase Agreement as set forth herein;

         NOW, THEREFORE, in consideration of the premises and the mutual promises herein contained, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, agree as follows:

         1. Section 1.3(a) is hereby amended in its entirety to read as follows:

         "Make Whole Adjustment. In the event that the Anniversary Date Average Price (as defined below) is less than the Closing Date Price, Buyer shall issue a number of additional shares of Buyer Common Stock (the "Make Whole Shares") to Seller . The number of Make Whole Shares to be issued to Seller shall be equal to the greater of (i) zero (-0-), or (ii) the Payment Shares subtracted from the result obtained by dividing the Purchase Price by the Anniversary Date Average Price. The Anniversary Date Average Price shall mean the greater of (x) $2.40 or
(y) the average closing price of a share of Buyer Common Stock on the Buyer's then principal trading market, during the 20 consecutive trading day period ending two trading days prior to the one year anniversary of the Closing Date. The Make Whole Shares, if any, shall be delivered to Seller ten days after the one year anniversary of the Closing Date. The maximum number of Make Whole Shares to be issued shall be 1,000,000."

         2. Section 1.3(d) (A) is hereby amended in its entirety to read as follows:

                           "(A) If (i) Buyer agrees to merge or consolidate with
                  another entity and Buyer is not the surviving entity upon consummation of the merger or consolidation (the date of such consummation being the "Transaction Date"), (ii) the Transaction Date occurs on or before the last day upon which the Make Whole Shares could be delivered under Section 1.3(a) hereof and the Make

                  Whole Shares have not been issued and  delivered to Seller and
                  (iii) the value two trading days before the Transaction Date of the consideration per share of Buyer Common Stock to be received by shareholders of Buyer, determined by the Buyer's board of directors acting in good faith (the "Consideration Value") in such merger or consolidation is not equal to or greater than the Closing Date Price, then on the Transaction Date immediately prior to the consummation of the merger or consolidation, Buyer shall deliver to each Seller for each share of Buyer Common Stock originally issued at the closing hereunder and held by such Seller on the Transaction Date (before the consummation of the merger or consolidation) shares of Buyer Common Stock having a value equal to the difference between the Closing Date Price and the Consideration Value, with such value determined based upon the average closing price of a share of Buyer Common Stock during the 20 trading days ending two trading days prior to the Transaction Date."

         3. Section 1.3(d)(B) is hereby amended in its entirety to read as follows:

                           "(B) If (i) on or before the last date upon which the
                  Make Whole Shares could be delivered under Section 1.3(a) hereof (provided that no Make Whole Shares have been issued and delivered to Seller), Buyer concludes a transaction required to be reported under Section 13(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the rules and regulations promulgated thereunder (the "13(e) Transaction") and (ii) the average closing price of a share of Buyer Common Stock on the 20 trading days ending two trading days prior to the last day upon which shareholders of Buyer could tender shares of Buyer Common Stock in the 13(e) Transaction (the "13(e) Transaction Date Average Price") is less than the Closing Date Price, on the date Buyer distributes the consideration for the shares of Buyer Common Stock tendered and accepted in the 13(e) Transaction, Buyer shall pay to Seller an amount of cash per share tendered and accepted equal to the difference between the Closing Date Price and the 13(e) Transaction Date Average Price (as if Buyer had issued shares of Buyer Common Stock having a value equal to the difference between the Closing Date Price and the Transaction Date Average Price, and such shares were tendered and accepted), provided that Buyer shall also pay to Seller the consideration per share tendered and accepted of Buyer Common Stock paid in the 13(e) Transaction to tendering shareholders for shares of Buyer Common Stock accepted by the Buyer."

         4. Article I is hereby supplemented to include an additional provision,
Section 1.4, that shall read as follows:

                        "Section 1.4 Put Right.  At any time after April 1, 1999
                (the "Put Date"), Seller shall have the right to sell (i.e. to "put") the Payment Shares to the Buyer for $4.00 per Payment Share as described below (the "Put"). Notwithstanding anything to the contrary herein, the Put shall immediately terminate and be of no further force and effect upon the satisfaction and full performance by Buyer of those covenants set forth in Sections 4.12 and 4.13 of the Stock Purchase Agreement, provided that there is no inaccuracy or breach of the representations of the Buyer contained in Section 3.17.

        (1)At any time on or after the Put Date, Seller may notify the Buyer of its irrevocable election to exercise the Put by delivering to the Company a duly completed notice of such election.

        (2)No later than 10 business days after Seller's delivery of the notice of election, the Buyer shall effect the purchase of the Shares, at the closing (the "Closing") to occur at a mutually convenient time, date and location.

        (3)At the Closing, (i) the Buyer shall pay to Seller $4.00 per Share, and (ii) Seller shall convey any Payment Shares subject to the Put to the Buyer free and clear of all liens, claims or encumbrances and deliver to the Buyer appropriate stock powers in blank duly executed by Seller.

        (4)As security for the Buyer's satisfaction of its obligations under this Section 1.4, the Buyer shall enter into a Security Agreement in favor of Seller substantially in the form of Exhibit B hereto.

         5. Article III is hereby supplemented to include an additional provision, Section 3.17, that shall read as follows:

          "Section 3.17. Company Funding. Since October 30, 1998 the Buyer has issued or agreed to issue an aggregate of 920,000 shares for aggregate cash proceeds of $800,000 and has a note receivable in an amount of $1,500,000. The Buyer has received additional subscriptions for 80,000 shares which is expected to yield aggregate net proceeds of $200,000 (the "Subscriptions"). The Buyer has entered into a letter agreement dated December 18, 1998 with ICI Americas, Inc. ("ICI"), a copy of which is attached hereto as Exhibit 3.17 (the "ICI Agreement"), regarding repayment of approximately $1,000,000 of the indebtedness of the Company to ICI. At the Closing, the Buyer shall contribute $500,000 of the previously described net proceeds to enable the Company to make the $500,000 payment required at Closing. The Buyer has no reason to believe that it will be unable to satisfy other trade creditors of the Company and or to fund the commencement of the Company's operations on or prior to February 1, 1999."

        6. Article IV is hereby amended by deleting Section 4.12 and inserting in its place the following:

        "Section 4.12. Additional Financings; Commencement of Operations, etc.. On of before February 1, 1999, the Buyer will (i) receive full payment of the principal amount of the note described in Section 3.17 above, (ii) receive payment of the Subscriptions or other equity financing resulting in at least $200,000 in additional net proceeds, (iii) contribute at least $1,500,000 of the proceeds from the financings described in
Section 3.17 and this Section 4.12 to satisfy creditors of the Company and to fund the operations of the Company, (iv) satisfy all existing liabilities to the creditors that are set forth on Schedule 4.12 and (v) commence full operations of the Company. The Buyer further agrees to continue to provide the Seller Representatives with full access to the properties, contracts and records of the Buyer and its subsidiaries until fulfillment of Sections 4.12 and 4.13 and the Buyer shall furnish promptly to the Seller or Seller Representatives such other information concerning the business of the Buyer and the Company as the Seller shall reasonably request."

         7.  Article  IV  is  hereby   supplemented  to  include  an  additional
provision, Section 4.13, that shall read as follows:

         "Section 4.13 Repayment of Warehouse Note, Etc.. Following the Closing Date, Buyer covenants and agrees to satisfy all obligations of ESI under the note dated November 29,1996 (the "Warehouse Note") in favor of Texas Commerce Bank National Association currently having a principal balance of approximately $240,000 and to pay all payments of principal and interest under such Warehouse Note as such payments become due and payable. In addition, as soon as practicable following the Closing Date and not later than March 31, 1999, the Buyer hereby covenants and agrees to (i) repay the entire unpaid balance of the Warehouse Note, together with all accrued but unpaid interest thereon, (ii) fully perform, or cause the Company to fully perform, the ICI Agreement, and
(iii) repay all of the indebtedness of the Company to Dot Chemical, Inc. ("Dot") or obtain a full release of Seller and affiliate from all indebtedness of the Company to Dot."

         8.  Article  IV  is  hereby   supplemented  to  include  an  additional
provision, Section 4.14, that shall read as follows:

                  "Section 4.14 Restriction on Buyer's Actions. Buyer covenants and agrees that, except (i) as contemplated by this Agreement, or (ii) as agreed in writing by Seller, after the date hereof, and prior to the time that all covenants of the Buyer in set forth in Sections 4.12 and 4.13 of this Agreement have been satisfied:

                  (a)the Buyer will not, directly or indirectly, (a) sell, transfer or pledge or agree to sell any capital stock of the Company or (b) split, combine or reclassify Buyer's outstanding Common Stock;

                  (b)(a) declare, set aside or pay any dividend or other distribution payable in cash, stock or property with respect to its capital stock; (b) sell, transfer, lease, license, sell, mortgage, pledge, dispose of, or encumber any assets of the Company that are subject to the terms of the Security Agreement; or (c) redeem, purchase or otherwise acquire directly or indirectly any of its capital stock;

                  (c)the Buyer will not modify, amend or terminate any of the Company's Material Agreements or waive, release or assign any material rights or claims of the Company;

                  (d)neither Buyer nor the Company will adopt a plan of complete or partial liquidation, dissolution, merger, consolidation, restructuring, recapitalization or other reorganization of Buyer or the Company;

                  (e)Except for payments required to satisfy existing liabilities to creditors of the Company and ESI pursuant to Sections 4.12 and 4.13, the Company will not make or agree to make any capital expenditure or capital expenditures greater than $50,000 in the aggregate;

                  (f)neither Buyer nor any of its Subsidiaries will increase the compensation of any director, executive officer or other key employee of Buyer or pay any benefit or amount not required by a plan, agreement, understanding or arrangement as in effect on the date of the Agreement to any such person;

                  (g)neither Buyer nor any of its Subsidiaries will take, or agree to commit to take, any action that would make any representation or warranty of the Buyer contained herein inaccurate in any material respect; or

        (h) neither Buyer nor any of its Subsidiaries will authorize or enter into an agreement to do any of the foregoing."

         9. Section 5.3(d) is hereby amended in its entirety to read as follows:

                        "(d) The Payment  Shares,  registered in the name of the
                Seller."

         10. Section 6.2(f) is hereby amended in its entirety to read as follows:

                           "(f) Tax Free Status.  The Seller shall have received
                  advice of its tax counsel that it will not be taxed upon receipt of the Payment Shares and the Make Whole Shares, other than amounts, if any, treated as interest pursuant to Section 483 of the Internal Revenue Code of 1986, as amended and Treasury Regulations promulgated thereunder."

         11. Section 6.2(g) is hereby deleted in its entirety.

         12. The Registration Rights Agreement is hereby amended in its entirety and replaced with the Registration Rights Agreement attached hereto as Exhibit B.

         13. The Disclosure Schedules are hereby amended and replaced in their entirety with the amended Disclosure Schedules attached hereto as Exhibit C.

         14. Except as modified above, and in the letter agreement dated as of October 30, 1998 the terms and conditions of the Stock Purchase Agreement are hereby confirmed and shall remain in full force and effect.

         15. This Amendment may be executed simultaneously in two or more counterparts which may be by facsimile, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

                  IN WITNESS WHEREOF, the parties have duly executed this Amendment No. 1 as of the date first above written.

                      BUYER:

                      SYNAPTIX SYSTEMS CORPORATION


                      By:
                         Name:
                         Title:

                      SELLER:

                      WAY ENERGY, INC.


                      By:
                         Name:
                         Title:

                      EVANS SYSTEMS, INC.


                      By:
                         Name:
                         Title:

                                                                     Exhibit 2.7










March 11, 1999



Mr. J. L. Evans, Chief Executive Officer
Evans Systems, Inc.
720 North Avenue F
P.O. Box 2480
Bay City, Texas 77404

                  Re: Waiver and Second Amendment to Stock Purchase Agreement

Dear J. L.:

         Affiliated Resources Corporation (the "Company") has been unable to fulfill its obligations under the Stock Purchase Agreement dated as of October 30, 1998 by and among the Company, Evans Systems, Inc. and Way Energy, Inc. as amended by Amendment No. 1 to Stock Purchase Agreement (the "First Amendment") dated as of December 30, 1998 (as amended, the "Stock Purchase Agreement"), as of the dates for compliance set forth therein. Specifically, the obligations contained in new Section 4.12 subsections (i) through (v) of the Stock Purchase Agreement to be fulfilled on or before February 1, 1999 were not completed by the Company by that date, and the covenants of the Company in Section 4.13 subsections (i) through (iii) have not been fulfilled have not been completed.

         The Company hereby requests a waiver of the Company's failure to comply with those sections of the Stock Purchase Agreement, an agreement to extend the date for compliance with the obligations set forth in Section 4.12 to April 15,1999, and the agreement of Seller not to exercise the Put until after May 14, 1999 (as extended, the "Put Date").
                           .
         Except as modified above, in the letter agreement dated as of October 30, 1998 and in the First Amendment, the terms and conditions of the Stock Purchase Agreement are hereby confirmed and shall remain in full force and effect.

          Please evidence your agreement to this waiver and amendment by signing this letter in the space provided below and returning one copy of this letter agreement to the Company.

                                   AFFILIATED RESOURCES CORPORATION




                                   Peter C. Vanucci, Chief Executive Officer



Agreed to and Accepted as of March __, 1999:

WAY ENERGY, INC.


By
         J. L. Evans, Chief Executive Officer

EVANS SYSTEMS, INC.


By
         J. L. Evans, Chief Executive Officer

                                                                     Exhibit 2.8







April 26, 1999


Mr. J. L. Evans, Chief Executive Officer
Evans Systems, Inc.
720 North Avenue F
P.O. Box 2480
Bay City, Texas 77404

Re:      Waiver and Third Amendment to Stock Purchase Agreement

Dear Mr. Evans:

         Affiliated Resources Corporation (the "Company") has previously entered into the Stock Purchase Agreement dated as of October 30, 1998 by and among the Company, Evans Systems, Inc. and Way Energy, Inc. ("Seller"), as amended by Amendment No. 1 to Stock Purchase Agreement (the First Amendment") dated as of December 30, 1998 and Amendment No. 2 dated March 16, 1999 (the "Second Amendment" and the Stock Purchase Agreement, as amended to date, the "Stock Purchase Agreement"), as of the dates for compliance set forth therein. The purpose of the Third Amendment to the Stock Purchase Agreement i to amend the Stock Purchase Agreement as follows:

   (10)  Sections 1.3, 1.4, 3.17 and 4.14 are hereby deleted in their entirety.
   (11) Article IV is hereby amended by deleting Section 4.12 and inserting in its place the following:

         "Section 4.12. Additional Financing, etc. As soon as practicable after the date hereof, the Buyer will receive payment for the sale of common stock or other securities of Buyer resulting in at least $1,5000,000 in proceeds to Buyer. The Buyer agrees to continue to provide the Seller Representatives with full access to the properties, contracts and records of the Buyer and its subsidiaries and to furnish promptly to the Seller or Seller Representatives such other information concerning the business of the Buyer and the Company as the Seller shall reasonably request, until Buyer has received that amount in full."

         The Seller hereby further hereby releases its lien on and security interest in ChemWay's stock and assets (and agrees to execute such financing statements or other documents necessary to evidence such release) securing the Company's performance of the obligations under old Section 4.12, upon fulfillment of the obligation of the Buyer under this new Section 4.12.

         (12) Article IV is hereby supplemented to include an additional provision, Section 4.13, that shall read as follows:

         "Section 4.13. Repayment of Warehouse Note. Following the Closing Date, Buyer covenants and agrees to satisfy all obligations of ESI under the Note dated November 29, 1996 (the Warehouse Note") in favor of Texas Commerce Bank National Association currently having a principal balance of approximately $240,000 and to pay all payments of principal and interest under such Warehouse Note as such payments become due and payable. In addition, not later than July 31, 1999, the Buyer hereby covenants and agrees to repay the entire unpaid balance of the Warehouse Note."

         The purpose of this amendment is to facilitate th Company's acquisition program and sale of Company stock to investors by removing provisions of the Stock Purchase Agreement that are or may be objectionable to potential acquisition targets and investors.

         Except as modified above, in the letter agreement dated as of October 30, 1998, and in the First and Second Amendments, the terms and conditions of the Stock Purchase Agreement are hereby confirmed and shall remain in full force and effect.

         Please evidence your agreement to this waiver and amendment by signing this letter in the space provided below and returning one copy of this letter agreement to the Company.

                    AFFILIATED RESOURCE CORPORATION

                          /s/ Peter C. Vanucci

                    Peter C. Vanucci, Chief Executive Officer
Agreed and Accepted as of April 26, 1999:


WAY ENERGY, INC.

By    /s/ J. L. Evans
       J. L. Evans, Chief Executive Officer


EVANS SYSTEMS, INC.

By   /s/ J. L. Evans
       J. L. Evans, Chief Executive Officer

                                                                     Exhibit 3.2
                       RESTATED ARTICLES OF INCORPORATION
                       OF AFFILIATED RESOURCES CORPORATION


         Pursuant to the provisions of the Colorado Corporation Code, the undersigned Colorado corporation hereby adopts these Restates Articles of Incorporation, and does further certify hereby to the Secretary of State of the State of Colorado, that:

         Article 1 of the Restated Articles of Incorporation is to be deleted in
its  entirety  to  change  the  name  of  the  Company  from  SYNAPTIX   SYSTEMS
CORPORATION, and in its place shall be substituted the following:

         FIRST: The name of the corporation is AFFILIATED RESOURCES CORPORATION.

         Such amendment was adopted by a vote of the shareholders. The number of shares voted for the amendment was sufficient for approval.

         IN WITNESS WHEREOF, Affiliated Resources Corporation has caused these presents to be signed in its name and on its behalf by its Chairman and Chief Executive Officer and attested by it s Executive Vice President and Secretary on this 12th day of January, 1998, and its Chairman and Chief Executive Officer acknowledges that these Restated Articles of Incorporation are the act and deed of Affiliated Resources Corporation and, under the penalties of perjury, that the matters and facts set forth herein with respect to the authorization and approval are ture in all material respects to the best of the Chairman and Chief Executive Officer's knowledge, information and belief.

                                 AFFILIATED RESOURCES CORPORATION

                                 By:
                                   Peter C. Vanucci
                                   Chairman and Chief Executive Officer

Attest:


Virginia M. Lazar
Executive Vice President & Secretary

STATE OF OHIO              ss.
                           ss.    ss.
COUNTY OF                  ss.


         Before me, , a notary public in and for said County, personally appeared Peter C. Vanucci, who acknowledged before me that he is the Chairman and Chief Executive Officer of Affiliated Resources Corporation, a Colorado corporation, and that he signed the foregoing Restated Articles of Incorporation as his free and voluntary act and deed for the uses and purposes therein set forth, and that the facts contained therein are true.

         IN WITNESS WHEREOF, I have hereunto set my hand and seal this day of January, 1999.



                                                           Notary Public



STATE OF TEXAS                      ss.
                                    ss.    ss.
COUNTY OF          HARRIS           ss.


         Before me, , a notary public in and for said County, personally appeared Virginia M. Lazar, who acknowledged before me that she is the Executive Vice Presidenet and Secretary of Affiliated Resources Corporation, a Colorado corporation, and that she signed the foregoing Restated Articles of Incorporation as her free and voluntary act and deed for the uses and purposes therein set forth, and that the facts contained therein are true.

         IN WITNESS WHEREOF, I have hereunto set my hand and seal this day of January, 1999.



                                                       Notary Public

                                                                     Exhibit 4.4
                        AFFILIATED RESOURCES CORPORATION

                         EMPLOYEE STOCK OPTION AGREEMENT


         This Agreement is made effective as of the 23rd day of March, 1999 (the "Option Grant Date"), by and between AFFILIATED RESOURCES CORPORATION (the "Company") and DAVID L. DEERMAN (the "Optionee").

                                    RECITALS

         WHEREAS, the Board of Directors of the Company has established the Synaptix Systems Corporation (now known as Affiliated Resources Corporation) 1997 Incentive Stock Option Plan, (the "Plan"); and

         WHEREAS, pursuant to the provisions of said Plan, the Board of Directors of the Company, by action duly taken on March 3, 1999, granted to the Optionee an option or options (the "Option(s)") to purchase shares of the common stock of the Company on the terms and conditions set forth herein.

                                    AGREEMENT

         NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants set forth herein and other good and valuable consideration, the parties hereto agree as follows:

         1. The Option(s). The Optionee may, at his option and on the terms and conditions set forth herein and in accordance with the terms and conditions set forth in Mr. Deerman's Employment Agreement, attached hereto and made a part hereof, purchase all or any part of an aggregate of TWO HUNDRED FIFTY THOUSAND (250,000) shares of common stock under the Plan, at the price of $.50 per share.

         2. Plan Type and Exercise Dates. The Options (if more than one) are intended as separate incentive stock options. The Option(s) shall be exercisable at the option price(s) as to the specific number of shares on and after the "Start" dates and on or before the "Terminate" dates set forth below:

          Numbers of             Option                           Exercise Dates
           Shares       Price             Start Date              Terminate Date
         250,000        $.50              December 30, 1999    December 30, 2003

         Optionee acknowledges that he understands that he has no right whatsoever to exercise the Option(s) granted hereunder with respect to any Optioned Shares covered by any installment, until such installment accures as provided above. Optionee further understands that the Option(s) granted hereunder shall expire and become unexercisable as provided in Section 3(c) below.

         3. Governing Plans. This Agreement hereby incorporates by reference the Plan and all of the terms and conditions of the Plan and as the same may be amended from time to time hereafter in accordance with the terms thereof, but no such subsequent amendment shall adversely affect the Optionee's rights under this Agreement and the Plan, except as may be required by applicable law. The Optionee expressly acknowledges and agrees that the provisions of this Agreement are subject to the Plan; the terms of this Agreement shall in no manner limit or modify the controlling provisions of the Plan, and in case of any conflict between the provisions of the Plan and this Agreement, the provisions of the Plan shall be controlling and binding upon the parties hereto. The Optionee also hereby expressly acknowledges, represents and agrees as follows:

         (a) Acknowledges receipt of a copy of the Plan, a copy of which is attached hereto and by reference, incorporated herein, and represents that he is familiar with the terms and provisions of said Plan, and hereby accepts this Agreement, subject to all of the terms and provisions of said Plan.

         (b) Agrees to accept as binding, conclusive and final, all decisions or interpretations of the Board of Directors (or the Committee, if so authorized) upon any questions arising under the Plan.

        (c) Acknowledges that he is familiar with Section 7 of the Plan regarding the exercise of the Option(s) and represents that he understands that said Option(s) must be exercised on or before the earliest of the following dates, whichever is applicable:
                (i) the "Terminate" date noted above in Section 2; (ii) the day prior to the fifth anniversary of the Option(s) Grant Date, as provided in Section 7(b) of the Plan; (iii) the Effective Date of a sale or other disposition of all or substantially all of the stock or assets of the Company, as provided in Subsection 7(c) of the Plan; (iv) the date which is 30 days following the Optionee's termination of employment for any reason, other than death or total and permanent disability, as provided under Subsection 7(d) of the Plan; or (v) the date that is one year following his termination of employment by reason of his death, or the date that is one year following his termination of employment by reason of total and permanent disability, whichever is applicable, as provided in Subsection 7(e) of the Plan.

         (d) Acknowledges and understands that the use by Optionee of Company Stock to pay the exercise price of an Option, as permitted by Section 4 of this Agreement, may have significant adverse tax consequences for Optionee, and that Optionee should consult with a knowledge tax advisor prior to utilizing Company Stock to exercise an Option.

         4. Exercise. In order to exercise an Option, the Optionee shall deliver a written notice of exercise to the Company at its principal business office, which notice shall specify the number of shares to purchased and shall be accompanied by payment in cash or check, made payable to the order of the Company in the full amount of the purchase price of the shares to be purchased.

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

         6. Options Not Transferable. The Option(s) may be exercised during the lifetime of the Optionee, only by the Optionee. The Optionee's rights and interests under this Agreement and in and to th Option (s) may not be sold, pledged, hypothecated, assigned, encumbered, gifted or otherwise transferred in any manner, either voluntarily or involuntarily, by operation of law, except by will or the laws of descent or distribution, subject to the provisions of
Section 7(e) of the Plan.

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


                                      xxiii

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


AFFILIATED RESOURCES CORPORATION         OPTIONEE

By:                                      David L. Deerman

      Peter C. Vanucci
      Title: Chairman and CEO            9 Colonial Lane

                                         Street Address
                                         W. Columbia, Texas 77486

By:                                      City and State
      Virginia M. Lazar
      Title: Secretary                   Social Security Number

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


Dated:

                                                     Optionee

                                                                   Exhibit 10.11

                              EMPLOYMENT AGREEMENT

     THIS EMPLOYMENT AGREEMENT (the "Agreement") is made and entered into effective as of December 30, 1998 by and between ChemWay Systems, Inc., a Texas corporation ("ChemWay" or the "Company"), and Mr. David Deerman (hereinafter referred to as the "Executive").

                                   WITNESSETH:

      WHEREAS, the Company desires to have the benefit of the Executive's efforts and services;

      WHEREAS, the Executive is willing to commit himself to serve the Company, on the terns and conditions herein provided; and

     WHEREAS, in order to effect the foregoing, the Company and the Executive wish to enter into an employment agreement on the terms and conditions set forth below.

     NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants and agreements hereinafter set forth, the parties hereto mutually covenant and agree as follows:

     1.  DEFINITIONS.

     Whenever used in this Agreement, the following terms shall have the meanings set forth below:

         (a) "Accrued Benefits" shall mean the amount payable not later than fourteen (14) days following an applicable Termination Date, which shall be equal to the sum of the following amounts:

                  (i) All salary earned or accrued through the Termination Date;

                  (ii) Reimbursement for any and all monies advanced in connection the Executive's employment for reasonable and necessary expenses incurred by the Executive through the Termination Date.

                  (iii) Any and other cash benefits previously earned through the Termination Date and deferred at the election of the Executive or pursuant to any deferred compensation plans then in effect.

                  (iv) All other payments and benefits to which the Executive may be entitled under the terms of any benefit plan of the Company or otherwise, including, but not limited to, any bonus declared by the Board, any compensation for earned, but unused, vacation days, and any unpaid automobile allowance.

         (b) "Affiliate" shall have the same meaning as given to that term in Rule 12b-2 of Regulation 12B promulgated under the Securities Exchange Act of 1934, as amended.

         (c)      "Board" shall mean the Board of Directors of the Company.

         (d) "Disability" shall mean a physical or mental condition whereby the Executive is unable to perform on a full-time, continuous basis the customary duties of the Executive under this Agreement.

            (e)  "Notice of  Termination"  shall mean the  notice  described  in
            Section 9 hereof;

         (f)  "Termination  Date" shall mean,  except as  otherwise  provided in
         Section 8 hereof or as  otherwise  agreed  between  the Company and the
         Executive:

                  (i)      The Executive's date of death;

                  (ii) Thirty (30) days after the delivery of the Notice of Termination terminating the Executive's employment on account of Disability pursuant to Subsection 8(b) hereof, unless the Executive returns on a full-time basis to the performance of Executive's duties prior to the expiration of such period;

                  (iii)  Thirty  (30) days after the  delivery  of the Notice of
         Termination  if  the  Executive's   employment  is  terminated  by  the
         Executive voluntarily; and

                  (iv) Fifteen (15) days after the delivery of the Notice of Termination, if the Executive's employment is terminated by the Company for any reason other than the Executive's death or Disability.

     2.  EMPLOYMENT.

     The Company hereby agrees to employ the Executive and the Executive hereby agrees to serve the Company, on the terms and conditions set forth herein.

     3.  TERM.

     The Company's employment of the Executive under the provisions of the Agreement shall commence on the effective date hereof ("the Closing") and end on the second anniversary of the Closing, unless further extended or sooner terminated as hereinafter provided.


                                      xxvii

     4.  POSITION AND DUTIES.

     The executive shall serve as President of the Company and in such additional capacities as may be reasonably assigned to the Executive by the Board. In his capacity as President of the Company, the Executive shall have such duties, responsibilities and authority as are usual and customary for executives who hold the same or a substantially similar position with companies of comparable size in the same industry as the Company. In connection with any capacities, the Executive shall have such duties, responsibilities and authority as may from time to time be reasonably assigned to the Executive by the Board. The Executive shall devote substantially all the Executive's working time and efforts to the business and affairs of the Company.

     5.  PLACE OF PERFORMANCE.

     In connection with the Executive's employment by the Company, the Executive shall be based at the Company's facilities in Bay City, Texas except for required travel on company business, and except as otherwise agreed to between the Executive and the Company.

     6.  COMPENSATION AND RELATED MATTERS.

         (a) Commencing on the date hereof, and during Executive's employment, the Company shall pay to the Executive an annual salary of $108,000.00, payable in equal installments on the first and fifteenth days of each month (or in such other installments consistent with the Company's policies and procedures and as agreed to by the Executive). The Executive's salary may be amended from time to time in accordance with normal business practices of the Company at the full discretion of the Board.

         (b) At the Closing, the Executive will receive $20,000.00 as a signing bonus. If, on the first anniversary of the Closing, the Executive is employed by the Company and neither the Executive nor the Company has given the other any Notice of Termination, the Executive shall be entitled to a $20,000.00 retention bonus.

         (c) During the Executive's employment hereunder, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in performing services hereunder, including all cellular telephone, business, travel, and living expenses while away from home on business or at the request of and in the service of the Company, provided that such expenses are incurred and accounted for in accordance with the Company's policies and procedures. The Executive shall also be reimbursed for club membership dues for membership in one (1) area dining/fitness/country club establishment.

         (d) The Executive shall be entitled to the number of vacation days in each calendar year, and to compensation for earned but unused vacation days, determined in accordance with the Company's vacation plan or policy. The Executive shall also be entitled to all paid holidays provided by the Company to its other executives.


                                     xxviii

         (e) The Executive shall receive a car allowance of $500.00 per month, with any annual increase to be determined by the Board, payable in accordance with the Company's policies and procedures. In addition, the Executive shall be reimbursed for business mileage at the rate and based on the same criteria set forth in IRS Publication 463 , as amended from time to time.

         (f) The Executive shall be entitled to such other benefits, including, but not limited to, medical insurance, life insurance, disability insurance, and officers' and directors' insurance, determined in accordance with the Company's benefit plan or policy.

         (g) The Executive shall be granted options to purchase 250,000 (two hundred fifty thousand) shares of the Company's common stock based on the following vesting schedule at the exercise prices indicated:

                  (i) If, on the first anniversary of the Closing, the Company meets or exceeds the performance criteria established by the Board and attached hereto as Schedule A, 125,000 options shall vest on the first anniversary of the Closing at an exercise price of $0.50 per share;

                  (ii) If, on the second anniversary of the Closing, the Company meets or exceeds the performance criteria established by the Board and attached hereto as Schedule B, 125,000 options shall vest on the second anniversary of the Closing at an exercise price of $0.50 per share.

                  (iii) If, on the first anniversary of the Closing, the Company has not met the performance criteria established by the Board and attached hereto as Schedule A, the 125,000 options set forth in (i) above shall not immediately lapse, but the vesting date shall be extended for a period of one (1) year. If, on the second anniversary of the Closing, the Company has not met the performance criteria established by the Board and attached hereto as Schedule B, all options shall immediately lapse.

     7.  OFFICES.

     The Executive agrees to serve without additional compensation, if elected or appointed thereto, as a member of the Board or as a member of the board of directors of any subsidiary of the Company; provided, however, that the Executive is indemnified for serving in any and all such capacities to the fullest extent provided by applicable law.

     8.  TERMINATION.

         (a) As a result of death: If the Executive shall die during the term of
     this  Agreement,   the  Executive's   employment  shall  terminate  on  the
     Executive's date of death, and the

     Executive's surving spouse, or the Executive's estate if the Executive dies without a surviving spouse, shall be entitled to the Executive's Accred Benefits as of the Termination Date.

         (b) As a result of Disability: If, as a result of the Executive's Disability, the Executive shall have been unable to perform the Executive's duties hereunder on a full-time, continuous basis for two (2) consecutive months or for an aggregate of three (3) months within any twelve (12) month period, the Company may terminate the Executive's employment. During the terms of the Executive's Disability prior to termination, the Executive shall continue to receive all salary and benefits payable under Section 6 hereof, including participation in all employee benefit plans, programs, and arrangements in which the Executive was entitled to participate immediately prior to the Disability; provided, however, that the
     Executive's continued participation is permitted under the terms and provisions of such plans, programs, and arrangements. In the event the Executive's employment is terminated on account of the Executive's Disability in accordance with this Subsection 8(b), the Executive shall receive the Executive's Accrued Benefits as of the Termination Date and shall remain eligible for all benefits provided by any long-term disability program of the Company in effect at the time of such termination. The payment of the Accrued Benefits by the Company to the Executive shall be in addition to, and not in lieu of, any benefits payable by reason of the Executive's Disability to the extent provided under any long-term disability program of the Company in effect at the time of the Executive's termination, or under any disability insurance policy, or otherwise.

         (c) Termination Without Cause: Either party to this Agreement may terminate the Executive's employment hereunder without cause at any time upon notice to the other party, and upon any such termination, the Executive shall be entitled to receive his Accrued Benefits. In the event that the Company terminates the Executive's employment pursuant to this Subsection 8(c), the Executive shall receive from the Company within fourteen (14) days of the Termination Date a lump-sum cash payment (the "Severance Payment"), as severance, in an amount equal to fifty percent (50%) of the Executive's annual salary, as set forth in Subsection 6(a) hereof.

         (d) Termination as a result of cause. The Company may terminate the Executive for cause, upon the occurrence of any one or more of the following acts or omissions:

                  (i) The determination in a binding and final judgment, order, or decree by a court or administrative agency of competent jurisdiction, that the Executive has engaged in fraudulent conduct, and the determination by the Board, in its sole discretion that such fraudulent conduct has a significant adverse impact on the Company;

                  (ii) The conviction of the Executive on a felony or misdemeanor involving moral turpitude (as evidenced by a binding and final judgment, order, or decree of a court of competent jurisdiction) and the determination by the Board, in its sole discretion, that such conviction has a significant adverse impact on the Company;

                  (iii) The refusal by the Executive to perform the Executive's duties or responsibilities as determined by the Board;

                  (iv) The performance by the Executive of his duties or responsibilities in a negligent manner causing harm to the Company's revenues or reputation, as determined by the Board; or

                  (v) The failure of the Company to achieve operating profits in any two consecutive quarters (beginning with the third quarter of operations after October 31, 1998).

         In the event of termination for cause, as set forth above, the Executive will be entitled to receive his Accrued Benefits, but will not be entitled to the Severance Payment, except as otherwise provided by Texas law.

         (e) In the event that the Executive is terminated by the Company pursuant to Subsections 8(a), 8(b) or 8(c), all stock options granted pursuant to Subsection 6(g) as well as any stock options subsequently granted shall become fully vested as of the Termination Date. In the event that the Executive is terminated pursuant to Subsection 8(d), all stock options not vested at the time of termination shall immediately lapse.

     9.  TERMINATION NOTICE.

     Any termination by the Company or the Executive of the Executive's employment hereunder shall be communicated by written Notice of Termination to the Executive, if such Notice of Termination is delivered by the Company, and to the Company, if such Notice of Termination is delivered by the Executive. The Notice of Termination shall indicate the specific termination provision in this Agreement relied upon shall set forth the Termination Date.

     10.          NONDISCLOSURE OF PROPRIETARY INFORMATION.

     Recognizing that the Company is presently engaged, and may hereafter continue to be engaged, in the research and development of processes, the manufacturing of products, or the performance of services, which involve experimental and inventive work and that the success of its business depends upon the protection of such processes, products, and services by patent, copyright, or secrecy and that the Executive has had, or during the course of Executive's engagement as an employee or consultant may have, access to Proprietary Information, as hereinafter defined, of the Company and that the Executive has furnished, or during the course of the Executive's engagement may furnish, Proprietary Information to the Company, the Executive agrees that:

         (a) "Proprietary Information" shall mean any and all methods, inventions, improvements or discoveries, whether or not patentable or copyrightable, and any other information of a secret, proprietary, confidential, or generally undisclosed nature relating to the Company, its products, customers, processes, and services, including information relating to testing research, development, manufacturing, marketing, and selling, disclosed to the Executive or otherwise made known to the Executive as a consequence of or through the Executive's engagement by the Company (including information originated by the Executive) in any technological area previously developed by the Company or developed, engaged in, or researched, by the Company during the term of the Executive's engagement, including, but not limited to, trade secrets, processes, products, formulae, apparatus, techniques, know-how, marketing plans, data, improvements, strategies, forecasts, customer lists, and technical requirements of customers, unless such information is in the public domain to such an extent as to be readily available to the Company's competitors.

         (b) The Executive acknowledges that the Company has exclusive property rights to all Proprietary Information, and the Executor hereby assigns all rights that the Executive might otherwise possess in any Proprietary Information to the Company. The Executive will not at any time during or after the term of the Executive's engagement, which term shall include any time in which the Executive may be retained by the Company as a consultant, directly or indirectly use, communicate, disclose, or disseminate any Proprietary Information.

         (c) All documents, records, notebooks, notes, memoranda, and similar repositories of, or containing, Proprietary Information made or compiled by the Executive at any time or made available to the Executive prior to or during the term of Executive's engagement by the Company, including any and all copies thereof, shall be the property of the Company, shall be held by the Executive in trust solely for the benefit of the Company, and shall be delivered to the Company by the Executive on the termination of the Executive's engagement or at any other time on the request of the Company.

         (d) The Executive will not assert any rights under any inventions, copyrights, discoveries, concepts, or ideas, or improvements thereof, or know-how related thereto, as having been made or acquired by the Executive prior to the Executive's being engaged by the Company or during the term of the Executive's engagement if based on or otherwise related to Proprietary Information.

     11.          ASSIGNMENT OF INVENTIONS.

         (a) For purposes of this Section 11, the term "Inventions" shall mean discoveries, concepts, and ideas, whether patentable or copyrightable or not, including, but not limited to, improvements, know-how, data, processes, methods, formulae, and techniques, as well as improvements thereof, or know-how related thereto, concerning any past, present, or prospective activities of the Company, which the Executive makes, discovers, or conceives (whether or not during the hours of the Executive's engagement or with the use of the


                                      xxxii

     Company's facilities, materials, or personnel), either solely or jointly with others during the Executive's engagement by the Company or any Affiliate of the Company and, if based on or related to Proprietary Information, at any time after termination of such engagement. All inventions shall be the sole property of the Company, and the Executive agrees to perform the provisions of this Section 11 with respect thereto without the payment by the Company of any royalty or any consideration therefor, other than the regular compensation paid to the Executive in his capacity of as an employee or consultant.

         (b) The Executive shall maintain written notebooks in which the Executive shall set forth, on a current basis, information as to the Inventions, describing in detail the procedures employed and the results achieved, as well as information as to any studies or research projects undertaken on the Company's behalf. The written notebooks shall at all times be the property of the Company and shall be surrendered to the Company upon termination of the Executive's engagement or, upon request of the Company, at any time prior thereto.

         (c) The Executive shall apply, at the Company's request and expense, for United States and foreign letters patent or copyrights, either in the Executive's name or otherwise as the Company shall desire.

         (d) The Executive hereby assigns to the Company all of the Executive's rights to the Inventions and to applications for United States and/or foreign letters patent or copyrights and to United States and/or foreign letters patent or copyrights granted in respect of the Inventions.

         (e) The Executive shall acknowledge and deliver promptly to the Company, without charge to the Company, but at its expense, such written instruments (including applications and assignments) and do such other acts, such as giving testimony in support of the Executive's inventorship, as may be necessary in the opinion of the Company to obtain, maintain, extend, reissue, and enforce United States and/or foreign letters patent and copyrights relating to the Inventions and to vest the entire right and title thereto in the Company or its nominee. The Executive acknowledges and agrees that any copyright developed or conceived of by the Executive during the terms of the Executive's employment which is related to the business of the Company shall be a "work for hire" under the copyright law of the United States and other applicable jurisdictions.

         (f) The Executive represents that the Executive's performance of all of the terms of this Agreement and as an employee of or consultant to the Company does not and will not breach any trust existing prior to the Executive's employment by the Company. The Executive agrees not to enter into any agreement, either written or oral, in conflict herewith and represents and agrees that the Executive has not brought and will not bring with the Executive to the Company or use in the performance of the Executive's responsibilities at the Company any materials or documents of a former employer which are not generally available to the public, unless the Executive has obtained written authorization from the former


                                      xxxiii
     employer for their possession and use, and the Executive has provided a copy of such written authorization to the Company.

         (g) No provision of this Section 11 shall be deemed to limit the restrictions applicable to the Executive under Section 10 hereof.



     12.          SHOP RIGHTS.

     The Company shall also have the royalty-free right to use in its business, and to make, use, and sell products, processes, and/or services derived from any inventions, discoveries, concepts, and ideas, whether or not patentable, including, but not limited to, processes, methods, formulas, and techniques, as well as improvements thereof or know-how related thereto, concerning any past, present, or prospective activities of the Company, which are not within the scope of Inventions as defined in Section II hereof, but which are conceived or made by the Executive during the period that the Executive is engaged by the Company with the use or assistance of the Company's facilities, materials, or personnel.

     13. NON-COMPETE.

     The Executive acknowledges that the Company has and will continue to provide the Executive access to the Company's Proprietary Information, and further acknowledges that the Proprietary Information is valuable to the Company. The Executive further acknowledges that the Company has provided other items of value to the Executive, including stock options. In return, the Executive hereby agrees that during the Executive's employment, and for a period of one year from the termination thereof, the Executive will not, without the written consent of the Company:

         (a) Within any jurisdiction or marketing area in which the Company or any subsidiary thereof is doing business, own manage, operate, or control any Business, provided, however, that for purposes of this Subsection 13(a), ownership of securities of not in excess of five percent (5%) of any class of securities of a public company shall not be considered as owning, managing, operating, or controlling any Business; or

         (b) Within any jurisdiction or marketing area in which the Company or any subsidiary thereof is doing business, act as, or become employed as, an officer, director, employee, consultant or agent of any Business; or

         (c) Solicit any Business for, or sell any products that are in competition with the Company's products to, any company which is a customer or client of the Company or any of its subsidiaries as of the Termination Date; or



                                      xxxiv

         (d) Solicit the employment of, or hire, any full time employee employed by the Company or its subsidiaries as of the Termination Date.

     The term "Business," as used in this Section 13, shall mean any person or entity which engages in the same or substantially similar business as the Company, namely, the blending or packaging of chemicals for aftermarket use.

     14.          EXECUTIVE REPRESENTATIONS.

         The Executive warrants and represents that it has identified all prior obligations, written or oral, such as confidentiality agreements or covenants restricting future employment of the Executive. Executive further agrees that, for a period of one year immediately following the termination of Executive's employment with the Company, Executive will inform each new employer, prior to accepting employment, of the existence and details of this Agreement and provide the employer with a copy of this Agreement. Executive agrees to indemnify and hold harmless the Company from any and all costs, expenses, and liabilities, of any kind, which the Company may incur as a result of any failure of the representations and warranties contained herein.

     15.          REMEDIES AND JURISDICTION.

         (a) The Executive hereby acknowledges and agrees that a breach of the agreements contained in Section 13 of this Agreement will cause irreparable harm and damage to the Company, that the remedy at law for the breach or threatened breach of the agreements set forth in Section 13 of this Agreement will be inadequate, and that, in addition to all other remedies available to the Company for such breach or threatened breach (including, without limitation, the right to recover damages), the Company shall be entitled to injunctive relief for any breach or threatened breach of the agreements contained in Section 13 of this Agreement.

         (b) All claims, disputes, and other matters in question between the parties arising under this Agreement, except those pertaining to Section 13 hereof, shall, unless otherwise provided herein, be decided by arbitration in the State of Texas in accordance with the National Rules for the Resolution of Employment Disputes of the American Arbitration Association (including such procedures governing selection of the specific arbitrator or arbitrators), unless the parties otherwise agree. The Company shall pay the costs of any such arbitration. The award by the arbitrator or arbitrators shall be final, and judgment may be entered upon it in accordance with applicable law in any state or federal court having proper jurisdiction.

     16. ATTORNEYS' FEES.

     In the event that either party hereunder institutes any legal proceedings in connection with its rights or obligations under this Agreement, the prevailing party in such proceeding shall be entitled to recover from the other party all reasonable attorneys' fees and expenses incurred therein.

     17.          SUCCESSORS.



                                      xxxvi

     This Agreement and all rights of the Executive hereunder shall inure to the benefit of and be enforceable by the Executive's personal or legal representatives, estate, executors, administrators, heirs, or beneficiaries. In the event of the Executive's death, all amounts payable to the Executive under this Agreement shall be paid to the Executive's surviving spouse, if the Executive dies without a surviving spouse, to the Executive's estate. This Agreement shall inure to the benefit of, be binding upon, and be enforceable by or against, any successor, surviving or resulting corporation, or other entity or any assignee of the Company to which all or substantially all of the business and assets of the Company is transferred whether by merger, consolidation, exchange, assignment, sale, lease, or other disposition or action.

     18.          ENFORCEMENT.

     The provisions of this Agreement shall be regarded as divisible, and if any of such provisions or any part hereof is declared invalid or unenforceable by a court of competent jurisdiction, the validity and enforceability of the remainder of such provisions or the parts hereof add the applicability thereof shall not be affected thereby.

     19.          AMENDMENT OR TERMINATION.

     This Agreement may not be amended or terminated during its term, except by written instrument executed by both the Company and the Executive.

     20.          SURVIVABILITY.

     The provisions of Sections 10, 11, 12, 13 and 15 hereof and the provisions hereof relating to the payment of the Accrued Benefits and the Severance Payment shall survive the termination of this Agreement.

     21.          ENTIRE AGREEMENT.

     This Agreement sets forth the entire agreement between the Executive and the Company with respect to the subject matter hereof and supersedes all prior oral or written agreements, negotiations, commitments, and understandings with respect thereto.

     22.          GOVERNING LAW; VENUE.

     This Agreement and the respective rights and obligations of the Executive and the Company hereunder shall be governed by and construed in accordance with the laws of the State of Texas without giving effect to the provisions, principles, or policies thereof relating to choice of law or conflict of laws. Venue of any arbitration or other legal proceeding or action relating to this Agreement shall be proper in Harris County, Texas.

     23.          NOTICE.


                                      xxxvii

     Notices given pursuant to this Agreement shall be in writing and shall be deemed given when received, and if mailed, shall be mailed by United States registered or certified mail, return receipt requested, postage prepaid, if to the Company, to:



                                     xxxviii

ChemWay Systems, Inc.
c/o Affiliated Resources Corporation
3050 Post Oak Blvd., Suite 1080
Houston, Texas 77056

ATTN:              President

with a copy to corporate counsel for the Company to:

Short & Ketchand, L.L.P.
11 Greenway Plaza, Suite 1520
Houston, Texas 77046

or to such other address as the Company shall have given to the Executive or, if to the Executive to:

9 Colonial Lane
West Columbia, Texas 77486

     24.          NO WAIVER.

     No waiver by either party at any time of any breach by the other party of, or any failure by the other party to comply with, any condition or provisions of this Agreement to be performed by the other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same time or at any prior or subsequent time.

     25.          HEADINGS.

     The headings herein contained are for reference only and shall not affect the meaning or interpretation of any provision of this Agreement.

     26.          COUNTERPARTS.

     This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.



                                      xxxix

     IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officer, and the Executive has executed this Agreement, on the date and year first above written.

                          THE COMPANY:

                          CHEMWAY SYSTEMS, INC.

                          By:      ____________________________________
                                   Peter C. Vanucci, Chairman

                          EXECUTIVE:

                          By:      ___________________________________
                                   David Deerman



                                      xl

                                                                    Exhibit 17.1


                                Edward F. Feighan
                                 5100 Key Tower
                                127 Public Square
                              Cleveland, Ohio 44113





June 4, 1999




Peter C. Vanucci, Chairman
Affiliated Resources Corporation
8221 Brecksville Road
Brecksville, Ohio 44141

Dear Mr. Vanucci:

Effective the date of this letter, I hereby resign my position as a member of the Board of Directors of Affiliated Resources Corporation.


Sincerely,


Edward F. Feighan




                                       xli