Form 10QSB
period 1999-03-31
AFFILIATED RESOURCES CORP
filed 1999-09-30
CIK 817125

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(MARK ONE)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
- -------
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1999

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the Transition period from                    to
                                    Commission File Number:  33-15097-D
                        AFFILIATED RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)

                 Colorado                                    84-1045715
         (State or other Jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                 Identification Number)


          3050 Post Oak Boulevard
         Suite 1080, Houston, Texas                                 77056
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
                                                     Yes             No    X

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.003 Par Value                         16,547,743
                                        (Shares outstanding as of July 16, 1999)

Transitional Small Business Disclosure Format (Check One)   Yes       No     X

                        AFFILIATED RESOURCES CORPORATION
                 QUARTERLY REPORT ON FORM 10-QSB FOR THE INTERIM
                           PERIOD ENDED March 31, 1999

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
Part I.           Financial Information

Item I.  Financial Statements

         Balance Sheets at March 31, 1999 and December 31, 1998............... 1

         Statements of Operations for the Three Months Ended March 31,
         1999 and 1998.........................................................3

         Statements of Cash Flows for the Three Months Ended March 31,
         1999 and 1998.........................................................4

         Notes to  Financial Statements........................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................6

Part I I  Other Information

Item 1.  Legal Proceedings.....................................................9

Item 7.  Reports on Form 8-K..................................................10

                  Signatures..................................................10

                        AFFILIATED RESOURCES CORPORATION
                           Consolidated Balance Sheets




                                                                                March 31,            December 31,
                                                                                  1999                   1998
                                                                          --------------------  ---------------------
                                                                               (Unaudited)
                                 ASSETS
Current Assets
         Cash and cash equivalents                                        $             24,484  $             144,123
         Accounts receivable - trade                                                    59,368
         Inventory                                                                     833,608                966,584
         Prepaid expenses                                                               11,190                 18,699
                                                                          --------------------  ---------------------

                  Total Current Assets                                                 928,650              1,129,406
                                                                          --------------------  ---------------------

Property and Equipment
         Land                                                                           41,000                 41,000
         Buildings                                                                   1,064,000              1,064,000
         Warehouse equipment                                                         2,425,531              2,450,000
         Office equipment and furniture                                                 82,265                 76,552
         Vehicles                                                                       39,784                 39,784
         Leasehold improvements                                                          9,925                  7,277
                                                                          --------------------  ---------------------

                                                                                     3,662,505              3,678,613
         Less: Accumulated depreciation                                                 67,268                  5,300
                                                                          --------------------  ---------------------

                                                                                     3,595,237              3,673,313

Goodwill, net of accumulated amortization of $57,031 and $-0- at                     3,364,892              3,421,923
         March 31, 1999 and December 31, 1998, respectively

Deposits                                                                                 3,201                  3,201
                                                                          --------------------  ---------------------

                                                                          $           7,891,980 $           8,227,843
                                                                          ===================== =====================

                               LIABILITIES
Current Liabilities
         Current maturities of long-term debt                             $            253,469  $             236,624
         Accounts payable                                                            1,415,432              1,430,057
         Accrued expenses                                                              408,510                352,330
         Advance payable                                                                23,000                 23,000
                                                                          --------------------  ---------------------

                  Total Current Liabilities                                          2,100,411              2,042,011



                See accompanying notes to consolidated financial
                                  statements.

Long-Term Debt                                                                         140,000                141,846
                                                                          --------------------  ---------------------

                                                                                     2,240,411              2,183,857
                                                                          --------------------  ---------------------

                     STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, $1 par value, 10,000,000 shares authorized, no shares outstanding

Common   Stock, $.003 par value, 25,000,000 shares authorized,
         16,531,743,  and  16,451,743 shares issued and
         outstanding at March 31, 1999 and December 31, 1998,
         respectively                                                                   49,595                 49,355

Additional Paid-In Capital                                                          15,520,240             15,320,480

Accumulated Deficit                                                                 (8,285,897)            (7,630,070)

Unamortized Stock Compensation                                                      (1,632,369)            (1,695,779)
                                                                          --------------------  ---------------------

                                                                                     5,651,569              6,043,986
                                                                          --------------------  ---------------------

                                                                          $          7,891,980  $           8,227,843
                                                                          ====================  =====================




                See accompanying notes to consolidated financial
                                  statements.

                        AFFILIATED RESOURCES CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)




                                                                                  For the                For the
                                                                               Three Months           Three Months
                                                                                   Ended                  Ended
                                                                                 March 31,              March 31,
                                                                                   1999                   1998
                                                                           --------------------   --------------------
                                                                                (Unaudited)            (Unaudited)

Revenues                                                                   $            182,513

Cost of Revenues                                                                        273,891

Gross Margin                                                                            (91,378)

Selling, general and administrative expenses                                            344,950   $             91,290
Depreciation and amortization expenses                                                  118,999
Operating expenses                                                                       97,432
                                                                           --------------------   --------------------

                                                                                        561,381

Loss from Operations                                                                   (652,759)               (91,290)

Interest expense                                                                         (3,068)
                                                                           --------------------   --------------------

Net Loss                                                                   $           (655,827)  $            (91,290)
                                                                           ====================   ====================

Net Loss Per Share                                                         $               (.04)  $               (.01)
                                                                           ====================   ====================

Weighted Average Shares Outstanding
                                                                                     16,491,743             15,629,596
                                                                           ====================   ====================




                See accompanying notes to consolidated financial
                                  statements.

                        AFFILIATED RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS






                                                                                 For the                For the
                                                                              Three Months           Three Months
                                                                                  Ended                  Ended
                                                                                March 31,              March 31,
                                                                                  1999                   1998
                                                                          --------------------  ---------------------
                                                                               (Unaudited)            (Unaudited)

Cash Flows From Operating Activities:
     Net loss                                                             $           (655,827) $             (91,290)
         Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                 118,999                  7,491
         Non-cash compensation expense                                                  63,410                 78,125
         Changes in assets and liabilities:
         Accounts receivable                                                           (59,368)
         Inventory                                                                     132,976
         Prepaid expenses                                                                7,509                  6,233
         Accounts payable and accrued liabilities                                       41,554                 (1,069)
                                                                          --------------------  ---------------------

           Net Cash Used in Operating Activities                                      (350,747)                  (510)

Cash Flows From Investing Activities:
     Purchase of equipment                                                              (8,361)
     Proceeds from sale of equipment                                                    24,469
                                                                          --------------------  ---------------------

           Net Cash Provided by Investing Activities                                    16,108

Cash Flows From Financing Activities:
     Proceeds from debt                                                                 15,000                  1,654
     Payments of debt                                                                                          (2,164)
     Sale of common stock                                                              200,000
                                                                          --------------------  ---------------------

           Net Cash Provided by (Used in) Financing Activities                         215,000                   (510)
                                                                          --------------------  ---------------------

Net Decrease in Cash Equivalents                                                      (119,639)                (1,020)

Cash and Cash Equivalents at Beginning of Period                                       144,123                  2,583
                                                                          --------------------  ---------------------

Cash and Cash Equivalents at End of Period                                $             24,484  $               1,563
                                                                          ====================  =====================



                See accompanying notes to consolidated financial
                                  statements.

                        AFFILIATED RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999



Note 1 - Basis of Presentation

The consolidated financial statements of Affiliated Resources Corporation (formerly Synaptix Systems Corporation) (the "Company") included herein are unaudited for all periods ended March 31, 1999 and 1998. They reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the audited financial statements for the years ended June 30, 1998 and the six months ended December 31, 1998, which are included in the Company's annual report. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

Note 2 - Earnings Per Common and Common Equivalent Share

Earnings per common and common equivalent share are based on the average number of common shares and dilutive common share equivalents outstanding for the three months ended March 31, 1999 and 1998.

Note 3 - Acquisitions

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

Effective July 8, 1998, the Company acquired all of the outstanding stock of CobolTexas, Inc. in exchange for 641,026 shares of common stock, which is contractually restricted. The acquisition is accounted for as a pooling of interests and recorded at the net book value of CobolTexas, Inc. There were no operations of CobolTexas, Inc. prior to the acquisition. CobolTexas, Inc. is engaged in the remediation of computer systems involving the year 2000 problems.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward- looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-QSB and in the Company's Annual Report on Form 10-KSB, filed with the SEC on August 9, 1999, which may cause actual results to differ materially from those discussed in such forward-looking statement. The forward-looking statements within this Form 10-QSB are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward looking statements. The Company undertakes no obligation to publicly release the results of any revisions, to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, including its Form 10-KSB, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

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

     On December 30, 1998 the Company acquired all the outstanding stock of ChemWay Systems, Inc., a corporation that blends and packages chemicals for the automotive aftermarket. The Company commenced operations of ChemWay on January 7, 1999, and during the first quarter of 1999, ChemWay's facilities became fully operational with respect to providing customers with a full line of its products. Additionally, ChemWay is aggressively pursuing new product lines and marketing alliances to expand to a national market. While this process has been severely hampered by a lack of adequate working capital, ChemWay has begun to generate sales and is shipping product. The Company raised approximately $1,005,000 in a private placement during the fiscal year ended December 31, 1998, $754,385 of which was used to pay ChemWay debt and other costs assumed pursuant to the Purchase Agreement. The Purchase Agreement for the acquisition, as amended through the date of this filing, requires the Company to fulfill certain covenants including, but not limited to, (i) receiving at least $1,500,000 in additional proceeds from the sale of Common Stock in a private placement, and (ii) paying the mortgage indebtedness on the ChemWay's commercial industrial facility described below (which amounted to $232,500 plus principal and interest at December 31,1998). As of this filing, the Company had not fulfilled the obligations but believes that it will be able to fulfill its obligations on a timely basis. Various of the Company's obligations under the Purchase Agreement are secured by a pledge of substantially all of the fixed assets of ChemWay.

     Management is continuing in its endeavor to identify acquisition candidates that it believes will be suited to management's business plan to generate sufficient revenues and provide an asset base for continued growth. When evaluating acquisitions, the ability to use leverage in order to reduce the issuance of stock, will be a significant factor, especially in the near term. Management's business strategy is to focus on the acquisition of those companies whose product or service is technically innovative or market proven, whose market penetration can be significantly expanded through enhanced marketing or additional capitalization, and believes that these acquisitions will generate sufficient revenues and provide an asset base for continued growth.

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

Results of Operations

     Analysis of Three Months ended March 31, 1999 Compared to Three Months ended March 31, 1998

     The following discussion is included to describe the Company's financial position and results of operations for the three months ended March 31, 1999 and 1998, respectively. The financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

     Revenues/Cost of Revenues

     The Company recorded revenues of $182,513 for the three months ended March 31, 1999, compared with $0 for 1998. Revenues were generated from the sale of ChemWay products. Cost of Revenues was disproportionately high due to manufacturing inefficiencies resulting from the start up of operations and lower than optimal production rates.

     General and Administrative Expenses

     General and administrative expenses were $344,950 and $91,290 for the three months ended March 31, 1999 and 1998, respectively, an increase of $253,660. These increases were mainly attributable to salaries and compensation paid by stock, as well as professional fees related primarily to the acquisition of ChemWay and the start up of its operations.

     Income Taxes

     The Company had no income tax expense. As of March 31, 1999, the Company had net operating loss carryfowards of approximately $6,400,000. The utilization of net operating carryforwards will be severely limited as determined pursuant to applicable provisions of the Internal Revenue Code and U. S. Treasury regulations thereunder.

     Net Loss

     The Company had a net loss of $655,827 ($.04 per share) for the three months ended March 31, 1999, compared with a net loss of $91,920 ($.01 per share) for the same period in 1998. The net loss for the three months ended March 31, 1999 was attributable to an increase in administrative and operating expenses. This increase in expenditures was planned under the Company's operating plan following the acquisition of the ChemWay subsidiary in 1998. The plan anticipated that ChemWay would require a start up period leading to full operational capability before revenues would be realized. Also, the plan anticipates that unit cost of production will decrease as a result of efficiencies gained through increased production and volume purchase of raw materials.

     Liquidity and Capital Resources

     At March 31, 1999, the Company maintained a negative liquidity position which is evidenced by a current ratio of .44 to 1. Management will continue to restructure the Company and seek to increase the Company's current ratio and liquidity, and generate capital to provide for future operations and expansion.

     At March 31, 1999, the Company had a working capital deficiency of $1,171,761, compared to a working capital deficiency of $804,360 at March 31, 1998. The cash balance at March 31, 1999 was approximately $24,484 and at March 31, 1998 was approximately $1,563.

     Cash used by operations totaled $350,747 (largely attributable to operating losses at the start up of ChemWay operations) for the three months ended March 31, 1999, compared to $510 for the same period in 1998. Cash used in investing activities for the three months ended March 31, 1999 was approximately $16,108. Cash provided by financing activities during the three months ended March 31, 1999 totaled $215,000, which included the proceeds from the sale of stock.

     Financial Condition

     Based on management's evaluation of business opportunities and discussions with investors, it has been decided to focus the Company's expansion activities on those companies, products or services which are related to or can make use of ChemWay products or services. This endeavor may involve expanded retail and promotional opportunities. Management is confident that, based on current discussions with investors and lenders, the new focus of the Company will provide the basis for sufficient capital for operations and planned acquisitions. There can be no assurance that the Company will be able to raise sufficient additional capital to achieve these objectives or meet its working capital needs.

     Depreciation and amortization Expenses

     Depreciation and amortization was $118,999 compared to $0 for the same period in 1998. This was attributable mainly to the acquisition of ChemWay and the start up of its operations.

     Operating Expenses

     Operating expenses were $97,432 comparted to $0 for the same period in 1998. This was attributable mainly to ChemWay operations.

     Loss from Operations

     The Company had an operating loss of $652,759 for the three months ended March 31, 1999 and $91,290 for the same period in 1998. The loss for the period ended March 31, 1999 was the result of general and administrative costs as described above and a significantly higher cost of revenues due to manufacturing inefficiencies during the start up of operations and the inability to take advantage of volume discounts on the purchase of raw materials.


PART II           OTHER INFORMATION

Item 1.  Legal Proceedings

         From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. To management's knowledge, the Company is not currently involved in any legal proceedings and is not aware of any legal proceeding threatened against it, except for a claim that was made by an individual that was formerly employed by an unrelated company. The Company does not believe that this claim has merit.

         At the time of the acquisition of ChemWay, a number of vendor claims had been incurred in the normal course of business. Since the acquisition of ChemWay, several of the items have been paid and the Company believes that the final disposition of the items will not have a materially adverse effect upon the financial statements of the Company.

Item 7.  Exhibits and Reports on Form 8-K

         A.  Exhibits

                              None.

                  B.  Reports on Form 8-K

                           None.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                  AFFILIATED RESOURCES CORPORATION



Dated: September 29, 1999         By:                     Peter C. Vanucci
                                      ---------------------------------------
                                      Peter C. Vanucci, Chairman and CEO