Form 10QSB
period 1999-06-30
AFFILIATED RESOURCES CORP
filed 1999-09-30
CIK 817125

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(MARK ONE)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
- -------
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999

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

                        AFFILIATED RESOURCES CORPORATION
                 QUARTERLY REPORT ON FORM 10-QSB FOR THE INTERIM
                           PERIOD ENDED JUNE 30, 1999

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
Part I.        Financial Information

Item I.  Financial Statements

         Balance Sheets at June 30, 1999 and December 31, 1998............. 1

         Statements of Operations for the Three Months Ended June 30, 1999
         and 1998...........................................................3

         Statements of Cash Flows for the Three Months Ended June 30, 1999
         and 1998...........................................................4

         Notes to  Financial Statements.....................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................6

Part II.       Other Information

Item 1.  Legal Proceedings..................................................9

Item 7.  Reports on Form 8-K...............................................10

         Signatures........................................................10

                        AFFILIATED RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEET



                                                                                June 30,             December 31,
                                                                                  1999                   1998
                                                                          --------------------  ---------------------
                                                                               (Unaudited)
                                 ASSETS
Current Assets
   Cash and cash equivalents                                              $             13,503  $             144,123
   Accounts receivable - trade                                                          51,985
   Inventory                                                                           783,036                966,584
   Prepaid expenses                                                                      9,518                 18,699
                                                                          --------------------  ---------------------

     Total Current Assets                                                              858,042              1,129,406
                                                                          --------------------  ---------------------

Property and Equipment
   Land                                                                                 41,000                 41,000
   Buildings                                                                         1,068,200              1,064,000
   Warehouse equipment                                                               2,432,407              2,450,000
   Office equipment and furniture                                                       83,130                 76,552
   Vehicles                                                                             39,784                 39,784
   Leasehold improvements                                                                9,925                  7,277
                                                                          --------------------  ---------------------

                                                                                     3,674,446              3,678,613
   Less: Accumulated depreciation                                                      129,236                  5,300
                                                                          --------------------  ---------------------

                                                                                     3,545,210              3,673,313

Goodwill, net of accumulated amortization of $114,063 and $-0- at
   June 30, 1999 and December 31, 1998, respectively                                 3,307,860              3,421,923

Deposits                                                                                 3,201                  3,201
                                                                          --------------------  ---------------------

                                                                          $          7,714,313  $           8,227,843
                                                                          ====================  =====================



               See Accompanying Notes to the Financial Statements

                                                                                June 30,             December 31,
                                                                                  1999                   1998
                                                                          --------------------  ---------------------
                                                                               (Unaudited)
                               LIABILITIES
Current Liabilities
   Current maturities of long-term debt                                   $            432,797  $             236,624
   Accounts payable                                                                  1,378,541              1,430,057
   Accrued expenses                                                                    530,455                352,330
   Advances payable                                                                     23,000                 23,000
                                                                          --------------------  ---------------------

     Total Current Liabilities                                                       2,364,793              2,042,011

Long-Term Debt                                                                         140,000                141,846
                                                                          --------------------  ---------------------

                                                                                     2,504,793              2,183,857
                                                                          --------------------  ---------------------

                     STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, $1 par value, 10,000,000 shares authorized, no shares outstanding

Common Stock,  $.003 par value,  25,000,000  shares  authorized,
   16,547,743 and 16,451,743 shares issued and outstanding at June
   30, 1999 and December 31, 1998, respectively                                         49,643                 49,355

Additional Paid-In Capital                                                          15,528,192             15,320,480

Accumulated Deficit                                                                 (8,862,766)            (7,630,070)

Unamortized Stock Compensation                                                      (1,505,549)            (1,695,779)
                                                                          --------------------  ---------------------

                                                                                     5,209,520              6,043,986
                                                                          --------------------  ---------------------

                                                                          $          7,714,313  $           8,227,843
                                                                          ====================  =====================



                See accompanying notes to consolidated financial
                                  statements.

                        AFFILIATED RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS






                                                                                  For the                For the
                                                                                Six Months             Six Months
                                                                                   Ended                  Ended
                                                                                 June 30,               June 30,
                                                                                   1999                   1998
                                                                           --------------------   --------------------
                                                                                (Unaudited)            (Unaudited)

Revenues                                                                   $            405,390

Cost of Revenues                                                                        446,540
                                                                           --------------------
Gross Margin                                                                            (41,150)

Selling, general and administrative expenses                                            695,760   $          1,328,117
Depreciation and amortization expenses                                                  237,999
Operating expenses                                                                      239,437
                                                                           --------------------   --------------------

                                                                                      1,173,196              1,328,117
                                                                           --------------------   --------------------

Loss from Operations                                                                 (1,214,346)            (1,328,117)

Other Income (Expense)
   Interest expense                                                                     (18,350)
   Settlement of litigation                                                                                    (86,000)
   Debt forgiveness                                                                                            297,007
   Loss on disposal of property and equipment                                                                  (64,593)
                                                                           --------------------   --------------------
                                                                                        (18,350)               146,414
                                                                           --------------------   --------------------

Net Loss                                                                   $         (1,232,696)  $         (1,181,703)
                                                                           ====================   ====================

Net Loss Per Share                                                         $               (.07)  $               (.08)
                                                                           =====================  ====================

Weighted Average Shares Outstanding                                                  16,499,743             14,668,096
                                                                           ====================   ====================



                           See  accompanying  notes  to  consolidated  financial
                                  statements.

                        AFFILIATED RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS






                                                                                 For the                For the
                                                                               Six Months             Six Months
                                                                                  Ended                  Ended
                                                                                June 30,               June 30,
                                                                                  1999                   1998
                                                                          --------------------  ---------------------
                                                                               (Unaudited)            (Unaudited)

Cash Flows From Operating Activities:
   Net loss                                                               $         (1,232,696) $          (1,181,703)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization expense                                           237,999                  6,074
       Loss on disposal of assets                                                                              64,593
       Stock issued for services                                                                              313,187
       Non-cash compensation expense                                                   190,230                932,320
       Debt forgiveness                                                                                      (297,007)
       Changes in assets and liabilities:
         Accounts receivable                                                           (51,985)
         Inventory                                                                     183,548
         Prepaid expenses                                                                9,181                 11,045
         Accounts payable and accrued liabilities                                      126,608                143,598
                                                                          --------------------  ---------------------

           Net Cash Used in Operating Activities                                      (537,115)                (7,893)

Cash Flows From Investing Activities:
   Purchase of equipment                                                               (20,302)
   Proceeds from sale of equipment                                                      24,469                     23
                                                                          --------------------  ---------------------

           Net Cash Provided by Investing Activities                                     4,167                     23

Cash Flows From Financing Activities:
   Proceeds from debt                                                                  210,000                  5,742
   Payments of debt                                                                    (15,672)
   Sale of common stock                                                                208,000
                                                                          --------------------  ---------------------

           Net Cash Provided by Financing Activities                                   402,328                  5,742
                                                                          --------------------  ---------------------

Net Decrease in Cash Equivalents                                                      (130,620)                (2,128)

Cash and Cash Equivalents at Beginning of Period                                       144,123                  2,583
                                                                          --------------------  ---------------------

Cash and Cash Equivalents at End of Period                                $             13,503  $                 455
                                                                          ====================  =====================



                See accompanying notes to consolidated financial
                                  statements.

                        AFFILIATED RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999


Note 1 - Basis of Presentation

The consolidated financial statements of Affiliated Resources Corporation (formerly Synaptix Systems Corporation) (the "Company") included herein are unaudited for all periods ended June 30, 1999 and 1998. They reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the audited financial statements for the years ended June 30, 1998 and the six months ended December 31, 1998, which are included in the Company's annual report. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

Note 2 - Earnings Per Common and Common Equivalent Share

Earnings per common and common equivalent share are based on the average number of common shares and dilutive common share equivalents outstanding for the six months ended June 30, 1999 and 1998.

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

         On December 30, 1998 the Company acquired all the outstanding stock of ChemWay Systems, Inc., a corporation that blends and packages chemicals for the automotive aftermarket. The Company commenced operations of ChemWay on January 7, 1999, and during the first quarter of 1999, ChemWay's facilities became fully operational with respect to providing customers with a full line of its products. Additionally, ChemWay is aggressively pursuing new product lines and marketing alliances to expand to a national market. While this process has been severely hampered by a lack of adequate working capital, ChemWay has begun to generate sales and is shipping product. The Company raised approximately $1,005,000 in private placement during the fiscal year ended December 31, 1998, $754,385 of which was used to pay ChemWay debt and other costs assumed pursuant to the Purchase Agreement. The Purchase Agreement for the acquisition, as amended through the date of this filing, requires the Company to fulfill certain covenants including, but not limited to, (i) receiving at least $1,500,000 in additional proceeds from the sale of Common Stock in a private placement, and (ii) paying the mortgage indebtedness on the ChemWay's commercial industrial facility described below (which amounted to $232,500 plus principal and interest at December 31,1998). As of this filing, the Company had not fulfilled the obligations but believes that it will be able to fulfill its obligations on a timely basis. Various of the Company's obligations under the Purchase Agreement are secured by a pledge of substantially all of the fixed assets of ChemWay.

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

Results of Operations

         Analysis of Six Months ended June 30, 1999 Compared to Six Months ended June 30, 1998

         The following discussion is included to describe the Company's financial position and results of operations for the six months ended June 30, 1999 an 1998, respectively. The financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

         Revenues/Cost of Revenues

         The Company recorded revenues of $405,390 for the six months ended June 30, 1999, compared with $0 for 1998. Revenues were generated from the sale of ChemWay products. Cost of Revenues was disproportionately high due to manufacturing inefficiencies resulting from the start up of operations and lower than optimal production rates.

         General and Administrative Expenses

         General and administrative expenses were $695,760 and $1,328,117 for the six months ended June 30, 1999 and 1998, respectively. The 1998 figure contains audit adjustments of $821,768 to record options and stock compensation to former employees during the period 7-1-97 to 12-31-97. When this adjustment is taken into consideration, the June 30, 1999 expense represents an increase of $189,411 over the same period in 1998. These increases were mainly attributable to salaries and compensation paid by stock, as well as professional fees related primarily to the acquisition of ChemWay and the start up of its operations.

         Income Taxes

         The Company had no income tax expense. As of June 30, 1999, the Company had net operating loss carryfowards of approximately $6,400,000. The utilization of net operating carryforwards will be severely limited as determined pursuant to applicable provisions of the Internal Revenue Code and U. S. Treasury regulations thereunder.

         Net Loss

         The Company had a net loss of $1,232,696 ($.07 per share) for the six months ended June 30, 1999, compared with a net loss of $1,181,703 ($.08 per share) for the same period in 198. The net loss for the six months ended June 30, 1999 was attributable to an increase in administrative and operating expenses. This increase in expenditures was planned under the Company's operating plan following the acquisition of the ChemWay subsidiary in 1998. The plan anticipated that ChemWay would require a start up period leading to full operational capability before revenues would be realized. Also, the plan anticipates that unit cost of production will decrease as a result of efficiencies gained through increased production and volume purchase of raw materials.

         Liquidity and Capital Resources

         At March 31, 1999, the Company maintained a negative liquidity position which is evidenced by a current ratio of .36 to 1. Management will continue to restructure the Company and seek to increase the Company's current ratio and liquidity, and generate capital which would provide cash flow for future operations and expansion.

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

         At June 30, 1999, the Company had a working capital deficiency of $1,506,751, compared to a working capital deficiency of $804,360 at June 30, 1998. The cash balance at June 30, 1999 was approximately $13,503 and at June 30, 1998 was $455.

         Cash used by operations totaled $537,115 (largely attributable to operating losses at the start up of ChemWay operations) for the six months ended June 30, 1999, compared to $7,893 for the same period in 1998. Cash provided by investing activities for the six months ended June 30, 1999 was approximately $4,167. Cash provided by financing activities during the six months ended June 30, 1999 totaled $402,328, which included the proceeds from the sale of stock.

         Depreciation and Amortization Expenses

         Depreciation and amortization was $237,999 compared to $0 for the same period in 1998. This was attributable mainly tot he acquisition of ChemWay and the start up of its operations.

         Operating Expenses

         Operating Expenses were $239,437 compared to $0 for the same period in 1998. This was attributable mainly to ChemWay operations.

         Loss from Operations

         The Company had an operating loss of $1,214,346 for the six months ended June 30, 1999 and $1,328,117 for the same period in 1998. The loss for the period ended June 30, 1999 was the result of general and administrative costs as described above and a significantly higher cost of revenues due to manufacturing inefficiencies during the start up of operations and the inability to take advantage of volume discounts on the purchase of raw materials.


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


                                  AFFILIATED RESOURCES CORPORATION



Dated: September 29, 1999         By:     /s/ Peter C. Vanucci
                                     ------------------------------------------
                                          Peter C. Vanucci, Chairman and CEO