Form 10QSB
period 1999-09-30
AFFILIATED RESOURCES CORP
filed 1999-11-18
CIK 817125

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(MARK ONE)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999

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
                                                   Yes   X        No

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.003 Par Value                         16,597,743
                                              (Shares outstanding as of
                                              September 30, 1999)

Transitional Small Business Disclosure Format (Check One)   Yes       No    X

                        AFFILIATED RESOURCES CORPORATION
                 QUARTERLY REPORT ON FORM 10-QSB FOR THE INTERIM
                         PERIOD ENDED September 30, 1999

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             Number
Part I.                    Financial Information

Item I.        Financial Statements

               Balance Sheets at September 30, 1999 and December 31, 1998........................................ 1

               Statements of Operations for the Three Months and Nine Months Ended
               September 30, 1999 and 1998........................................................................3

               Statements of Cash Flows for the Three Months and Nine Months Ended
               September 30, 1999 and 1998........................................................................4

               Notes to  Financial Statements.....................................................................5

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations.................................................................................5

Part II.       Other Information

Item 1.   Legal Proceedings.......................................................................................9

Item 7.   Reports on Form 8-K....................................................................................10

               Signatures........................................................................................10

                        AFFILIATED RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                                              September 30,          December 31,
                                                                                  1999                   1998
                                                                          --------------------  ---------------------
                                                                               (Unaudited)
                                 ASSETS
Current Assets
   Cash and cash equivalents                                              $              3,665  $             144,123
   Accounts receivable - trade                                                          18,026
   Inventory                                                                           713,288                966,584
   Prepaid expenses                                                                      1,947                 18,699
                                                                          --------------------  ---------------------

     Total Current Assets                                                              736,926              1,129,406
                                                                          --------------------  ---------------------

Property and Equipment
   Land                                                                                 41,000                 41,000
   Buildings                                                                         1,068,200              1,064,000
   Warehouse equipment                                                               2,432,407              2,450,000
   Office equipment and furniture                                                       76,195                 76,552
   Vehicles                                                                             39,784                 39,784
   Leasehold improvements                                                                9,925                  7,277
                                                                          --------------------  ---------------------

                                                                                     3,667,511              3,678,613
   Less: Accumulated depreciation                                                      183,572                  5,300
                                                                          --------------------  ---------------------

                                                                                     3,483,939              3,673,313

Goodwill, net of accumulated amortization of $171,095 and $-0- at
   September 30, 1999 and December 31, 1998, respectively
                                                                                     3,250,828              3,421,923

Deposits                                                                                 3,201                  3,201
                                                                          --------------------  ---------------------

                                                                          $          7,474,894  $           8,227,843
                                                                          ====================  =====================



               See Accompanying Notes to the Financial Statements

                                                                              September 30,          December 31,
                                                                                  1999                   1998
                                                                          --------------------  ---------------------
                                                                               (Unaudited)
                               LIABILITIES
Current Liabilities
   Current maturities of long-term debt                                   $            611,718  $             236,624
   Accounts payable                                                                  1,340,014              1,430,057
   Accrued expenses                                                                    407,778                352,330
   Advances payable                                                                          0                 23,000
                                                                          --------------------  ---------------------

     Total Current Liabilities                                                       2,359,510              2,042,011

Long-Term Debt                                                                         140,000                141,846
                                                                          --------------------  ---------------------

                                                                                     2,499,510              2,183,857
                                                                          --------------------  ---------------------

                     STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, $1 par value, 10,000,000 shares authorized, no shares outstanding

Common Stock,  $.003 par value,  25,000,000  shares
   authorized,  16,597,743 and  16,451,743 shares
   issued and  outstanding at September 30, 1999 and December
   31, 1998, respectively
                                                                                        49,793                 49,355

Additional Paid-In Capital                                                          15,553,042             15,320,480

Accumulated Deficit                                                                 (9,217,017)            (7,630,070)

Unamortized Stock Compensation                                                      (1,410,434)            (1,695,779)
                                                                          --------------------  ---------------------

                                                                                     4,975,384              6,043,986
                                                                          --------------------  ---------------------

                                                                          $          7,474,894  $           8,227,843
                                                                          ====================  =====================



          See accompanying notes to consolidated financial statements.

                        AFFILIATED RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended                       Nine Months Ended
                                                         September 30,                           September 30,
                                                   1999                1998                1999               1998
                                            ------------------  ------------------  -----------------   -----------------
Revenues                                    $           80,495  $                   $         485,885   $
Cost of Revenues                                        51,367                                497,907
                                            ------------------  ------------------  -----------------   -----------------

Gross Margin                                            29,128                                (12,022)

Selling, general and administrative
   expenses                                             37,301             184,865            733,061           1,444,408
Depreciation and amortization
   expenses                                            112,569               1,179            350,568               7,253
Operating expenses                                     223,348                                462,785
                                            ------------------  ------------------  -----------------   -----------------
                                                       373,218             186,044          1,546,414           1,451,661
                                            ------------------  ------------------  -----------------   -----------------

Loss from Operations                                  (344,090)           (186,044)        (1,558,436)         (1,451,661)

Other Income (Expenses)
   Interest expenses                                   (10,161)                               (28,511)
   Settlement of litigation                                                                                       (86,000)
   Debt forgiveness                                                                                               234,507
   Loss on disposal of property
     and equipment                                                                                                (64,593)
                                            ------------------  ------------------  -----------------   -----------------
                                                       (10,161)                               (28,511)             83,914
                                            ------------------  ------------------  -----------------   -----------------

Net Loss                                    $         (354,251) $         (186,044) $      (1,586,947)  $      (1,367,747)
                                            ==================  ==================  =================   =================

Net Loss Per Share                          $             (.02) $             (.01) $            (.10)  $            (.10)
                                            ==================  ==================  =================   =================

Weighted Average Shares
   Outstanding                                      16,597,743          14,236,509         16,526,854          14,236,509
                                            ==================  ==================  =================   =================



          See accompanying notes to consolidated financial statements.

                        AFFILIATED RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Three Months Ended                       Nine Months Ended
                                                         September 30,                           September 30,
                                                   1999                1998                1999               1998
                                            ------------------  ------------------  -----------------   -----------------
Cash Flows From Operating Activities:
   Net Loss                                 $         (354,251) $         (186,044) $      (1,586,947)  $      (1,367,747)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization
          expense                                      112,568               1,179            350,567               7,253
       Loss on disposal of assets                                                                                  64,593
       Stock issued for services                                                                                  313,187
       Non-cash compensation
         expense                                        95,115              95,113            285,345           1,027,433
       Debt forgiveness                                                                                          (234,507)
       Changes in assets and
         liabilities:
           Account receivables                          33,959             (21,330)           (18,026)            (21,330)
           Inventory                                    69,748                                253,296
           Prepaid expenses                              7,571                                 16,752              11,045
           Accounts payable and
              accrued liabilities                     (184,204)             (9,036)           (57,595)             72,062
                                            ------------------  ------------------  -----------------   -----------------
                          Net Cash Used in
                      Operating Activities            (219,494)           (120,118)          (756,608)           (128,011)
Cash Flows From Investing Activities:
   Purchase of equipment                                                   (11,795)           (20,302)            (11,795)
   Proceeds from sale of equipment                       5,735                                 30,204                  23
                                            ------------------  ------------------  -----------------   -----------------
              Net Cash Provided (Required)
                   by Investing Activities               5,735             (11,795)             9,902             (11,772)
Cash Flows From Financing Activities:
   Proceeds from debt                                  190,000              86,000            400,000              91,742
   Payment of debt                                     (11,079)            (63,000)           (26,752)            (63,000)
   Sale of common stock                                 25,000             110,000            233,000             110,000
                                            ------------------  ------------------  -----------------   -----------------
                      Net Cash Provided by
                      Financing Activities             203,921             133,000            606,248             138,742
                                            ------------------  ------------------  -----------------   -----------------

Net Increase (Decrease) in
   Cash Equivalents                                     (9,838)              1,087           (140,458)             (1,041)

Cash and Cash Equivalents at
   Beginning of Period                                  13,503                 455            144,123               2,583
                                            ------------------  ------------------  -----------------   -----------------

Cash and Cash Equivalents at
   End of Period                            $            3,665  $            1,542  $           3,665   $           1,542
                                            ==================  ==================  =================   =================

During the quarter ended September 30, 1998, the Company issued 641,026 shares of its restricted common stock to acquire Cobol Texas, Inc. as a wholly-owned subsidiary.

          See accompanying notes to consolidated financial statements.

                        AFFILIATED RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

Note 1 - Basis of Presentation

The consolidated financial statements of Affiliated Resources Corporation (formerly Synaptix Systems Corporation) (the "Company") included herein are unaudited for all periods ended September 30, 1999 and 1998. They reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the audited financial statements for the year ended June 30, 1998 and the six months ended December 31, 1998, which are included in the Company's annual report. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

Note 2 - Earnings Per Common and Common Equivalent Share

Earnings per common and common equivalent share are based on the average number of common shares and dilutive common share equivalents outstanding.

Note 3 - Acquisitions

Effective December 29, 1998, the Company acquired from Evans Systems, Inc., all of the outstanding stock of ChemWay Systems, Inc., which is engaged in the business of producing, packaging and marketing automotive aftermarket chemical products. The purchase price of $6,000,000 consisted of 1,500,000 shares of common stock valued at $4 per share. The acquisition has been accounted for as a purchase, and the operations are included in the accompanying consolidated financial statements from the date of acquisition.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-QSB and in the Company's Annual Report on Form 10-KSB, filed with the SEC on August 9, 1999, which may cause actual results to differ materially from those discussed in such forward-looking statement. The forward-looking statements within this Form 10-QSB are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations,  projections  or  other  characterizations  of  future  events  or circumstances are forward looking statements. The Company undertakes no obligation to publicly release the results of any revisions, to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, including its Form 10-KSB, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

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

         On December 30, 1998 the Company acquired all the outstanding stock of ChemWay Systems, Inc., a corporation that blends and packages chemicals for the automotive aftermarket. The Company commenced operations of ChemWay on January 7, 1999, and during the first quarter of 1999, ChemWay's facilities became fully operational with respect to providing customers with a full line of its products. In August 1999, the Company entered into a Distribution Agreement with RTB Ventures, Inc., a Portland, Oregon based marketing and distribution company for the distribution of aftermarket automotive products that are produced by ChemWay. A copy of the Distribution Agreement and Press Release announcing this Agreement is being filed as an Exhibit hereto. Additionally, ChemWay is aggressively pursuing new product lines and marketing alliances to expand to a national market. Additionally, ChemWay is aggressively pursuing new product lines and marketing alliances to expand to a national market. While this process has been severely hampered by a lack of adequate working capital, ChemWay has begun to generate sales and is shipping product. The Company raised approximately $1,005,000 in private placement during the fiscal year ended December 31, 1998, $754,385 of which was used to pay ChemWay debt and other costs assumed pursuant to the Purchase Agreement. The Purchase Agreement for the acquisition, as amended through the date of this filing, requires the Company to fulfill certain covenants including, but not limited to, (i) receiving at least $1,500,000 in additional proceeds from the sale of Common Stock in a private placement, and (ii) paying the mortgage indebtedness on the ChemWay's commercial industrial facility described below (which amounted to $232,500 plus principal and interest at December 31,1998). As of September 30, 1999, the Company had not fulfilled the obligations but believes that it will be able to fulfill its obligations on a timely basis. Various of the Company's obligations under the Purchase Agreement are secured by a pledge of substantially all of the assets of ChemWay.

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

Results of Operations

         Analysis of Three Months ended September 30, 1999 Compared to Three Months ended September 30, 1998

         The following discussion is included to describe the Company's financial position and results of operations for the three months ended September 30, 1999 and 1998, respectively. The financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

         Revenues

         The Company recorded revenues of $80,495 for the three months ended September 30, 1999, compared with $0 for 1998.

         Gross Profit

         The gross profit for the three months ended September 30, 1999 was $29,128 compared with $0 for the same period in 1998.

         General and Administrative Expenses

         General and administrative expenses were $37,301 and $186,044 for the three months ended September 30, 1999 and 1998, respectively. Depreciation and amortization was $112,569 and Operating expenses were $223,348 compared to $1,179 and $0 for the same period in 1998. These increases were mainly attributable to salaries, compensation paid by stock, professional fees, and depreciation and amortization of goodwill related primarily to the acquisition of ChemWay and the start up of its operations.

         Loss from Operations

         The Company had an operating loss of $354,251 for the three months ended September 30, 1999 and $186,044 for the same period in 1998. The loss for the period ended September 30, 1999 was the result of general and administrative costs as described above.

         Net Loss

         The Company had a net loss of $354,251 ($.02 per share) for the three months ended September 30, 1999, compared with a net loss of $186,044 ($.01 per share) for the same period in 1998. The net loss for the three months ended September 30, 1999 was attributable to an increase in administrative and operating expenses.

         Analysis of Nine Months ended September 30, 1999 Compared to Nine Months ended September 30, 1998

         The following discussion is included to describe the Company's financial position and results of operations for the nine months ended September 30, 1999 and 1998, respectively. The financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

         Revenues

         The Company recorded revenues of $485,885 for the nine months ended September 30, 1999, compared with $0 for 1998.

         Gross Loss

         The gross profit for the nine months ended September 30, 1999 was ($12,022) compared with $0 for the same period in 1998.

         General and Administrative Expenses

         General and administrative expenses were $733,061 and $1,444,408 for the nine months ended September 30, 1999 and 1998, respectively. The 1998 figure contains audit adjustments of $821,768 to record options and stock compensation to former employees during the period July 1, 1997 to December 31, 1997. When this adjustment is taken into consideration, the September 30, 1999 expense represents an increase of $110,421 over the same period in 1998. Depreciation and amortization was $350,568 and Operating expenses were $462,785 compared to $7,253 and $0 for the same period in 1998. These increases were mainly attributable to salaries, compensation paid by stock, professional fees, and depreciation and amortization of goodwill related primarily to the acquisition of ChemWay and the start up of its operations.

         Loss from Operations

         The Company had an operating loss of $1,558,436 for the nine months ended September 30, 1999 and $1,451,661 for the same period in 1998. The loss for the period ended September 30, 1999 was the result of general and administrative costs as described above and a significantly higher cost of revenues component due to manufacturing inefficiencies during the start up of operations and the inability to take advantage of volume discounts on the purchase of raw materials.

         Income Taxes

         The Company had no income tax expense.  As of September  30, 1999,  the
Company had net operating loss carryfowards of approximately $7,500,000. The utilization of net operating carryforwards will be severely limited as determined pursuant to applicable provisions of the Internal Revenue Code and U.
S. Treasury regulations thereunder.

         Net Loss

         The Company had a net loss of $1,586,947 ($.10 per share) for the nine months ended September 30, 1999, compared with a net loss of $1,367,747 ($.10 per share) for the same period in 1998. The net loss for the nine months ended September 30, 1999 was attributable to an increase in administrative and operating expenses. This increase in expenditures was planned under the Company's operating plan following the acquisition of the ChemWay subsidiary in 1998. The plan anticipated that ChemWay would require a start up period leading to full operational capability before revenues would be realized.

         Liquidity and Capital Resources

         At September 30, 1999, the Company maintained a negative liquidity position which is evidenced by a current ratio of .31 to 1. Management will continue to restructure the Company and seek to increase the Company's current ratio and liquidity, and generate capital which would provide cash flow for future operations and expansion.

         At September 30, 1999, the Company had a working capital deficiency of $1,622,584, compared to a working capital deficiency of $509,769 at September 30, 1998. The cash balance at September 30, 1999 was approximately $3,665 and at September 30, 1998 was $1,542.

         Cash used by operations totaled $756,608 (largely attributable to operating losses at the start up of ChemWay operations) for the nine months ended September 30, 1999, compared to $128,011 for the same period in 1998. Cash provided by investing activities for the nine months ended September 30, 1999 was approximately $9,092. Cash provided by financing activities during the nine months ended September 30, 1999 totaled $606,248, which included the proceeds from the sale of stock.

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

Item 7.  Exhibits and Reports on Form 8-K

         A.       Exhibits

                  10.12 Distribution and Compensation Agreement by and between RTB Ventures, Inc. and Affiliated Resources Corporation, dated August 31, 1999.

                  99 Press Release announcing National Marketing Agreement with RTB Ventures, Inc., dated October 4, 1999.

                  27       Financial Data Schedule

         B.       Reports on Form 8-K

                           None.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                    AFFILIATED RESOURCES CORPORATION



Dated: November 18, 1999            By:     /s/ Peter C. Vanucci
                                       ----------------------------------------
                                            Peter C. Vanucci, Chairman and CEO

                                                                   Exhibit 10.12

                     DISTRIBUTION AND COMPENSATION AGREEMENT

THIS AGREEMENT made and entered into this 31st day of August , 1999, by and between RTB Ventures, Inc., a corporation organized and existing under the laws of the State of Oregon, hereinafter referred to as "RTB," and Affiliated Resources Corporation, a corporation organized and existing under the laws of State of Colorado, and hereinafter referred to as "Affiliated."

                                    RECITALS

WHEREAS Affiliated manufactures certain products as set forth on Exhibit A, attached hereto and by this reference made a part hereof, and

WHEREAS RTB is a marketing and distribution company that will become the exclusive retail distributor, except as set forth on Exhibit C attached hereto and by this reference made a part hereof, of Affiliated's products for North America and will have the first right of refusal for all other countries in the world, and

WHEREAS it is the desire of the parties hereto to enter into an exclusive distribution agreement for Affiliated's products.

                                   WITNESSETH:

NOW, THEREFORE IT IS HEREBY AGREED as follows:

1. RTB shall be the exclusive retail distributor of Affiliated's products. RTB shall use its reasonable best efforts to sell Affiliated products and shall not, without Affiliated's prior written consent, sell competing products. This agreement shall be exclusive for North America and shall grant to RTB a first right of refusal for exclusive distribution rights in each and every country of the world as determined by RTB. This right of distribution includes all channels of retail distribution and is all inclusive of each and every means of retail distribution of Affiliated's products as may be determined by RTB. The only exceptions hereto are as set forth on Exhibit C.

2. Affiliated shall be responsible for the development and manufacture of the products operations that are the subject of this agreement. Patents, if any, for Affiliated's products shall remain the exclusive property of Affiliated.

3. This is a continuing agreement in that as Affiliated develops new products in its ChemWay operations, at the discretion of RTB, RTB may become the exclusive retail distributor of said products under the same terms and conditions of this agreement.

4. This agreement is exclusive, and any and all inquiries Affiliated receives, either directly or indirectly, about their products shall be immediately turned over to RTB for handling and execution. Affiliated shall not be allowed to sell, distribute, consign, lease or in any way transfer any products in the retail market, except as set forth on Exhibit C, without first obtaining the written permission of RTB.

5. Cost of products per unit from date of agreement shall be as agreed between the parties hereto and as set forth on Exhibit B, attached hereto and by this reference made a part hereof. From time to time it may be necessary to adjust the pricing of any and all products, and at such time the same shall be done on a mutually agreed basis. All pricing includes packaging, warranty and any and all items required to market the product.

6. All sales and marketing material required to introduce, sell and advertise Affiliated's products including sales literature, pricing materials, point of sales purchase and display materials, trade show exhibiting, travel expenses and advertising shall be the sole responsibility and expense of Affiliated but shall be at the sole direction and control of RTB. It is understood that said expenses shall be deducted from gross revenue created from retail sales, and that it may be necessary for RTB to advance said expenses from time to time. An agreed expense policy is set forth on Exhibit D, attached hereto and by this reference made a part hereof.

7. Affiliated agrees to warrant the product free from defects in workmanship. All defective units will result in a credit being issued RTB. RTB has the right to elect if this refund is to be received via cash or product replacement. Affiliated will not be responsible for any incidental or consequential damages.

8. Affiliated hereby indemnifies RTB, its assigns and/or officers and employees from any and all claims that may arise as a result of the production or operation of the products that are the subject of this agreement.

9. Affiliated agrees to maintain a comprehensive liability insurance policy in an amount of not less that One Million Dollars ($1,000,000.00) and naming RTB as an additional insured.

10 A. As compensation for this agreement, Affiliated agrees, upon the execution hereof, to immediately transfer, or cause one or more of its stockholders to transfer, to RTB Five Hundred Thousand (500,000) shares of common stock of the corporation. In addition, RTB shall have the irrevocable right to an additional Two Million (2,000,000) shares of Affiliated on the following terms and conditions: For each Two Million Dollars ($2,000,000.00) of sales of Affiliated products as a result of RTB's efforts, Affiliated shall immediately transfer to RTB Two Hundred Thousand (200,000) shares of stock. Any costs associated with the registration and/or transfer of any of the shares referred to in this paragraph shall be the responsibility of RTB.

10 B. Until such time as RTB has been issued Two Million (2,000.000) shares, exclusive of the Five Hundred Thousand (500,000) shares originally issued hereunder, a majority of said shares are restricted 144 legend stock. It is understood between the parties hereto said shares are being obtained for investment, however, a percentage of shares will be distributed to a small number of employees or affiliates of RTB. To the extent permitted by law, if this agreement is terminated as set forth herein, the restrictions on said stock shall be immediately removed. In addition, upon termination, if sales exceed the Two Million Dollar ($2,000,000.00) increments, the proportionate percentage of stock owed will be issued, i.e., if sales are Five Million dollars ($5,000,000.00) and Four Hundred Thousand (400,00) shares have been issued, an additional One Hundred Thousand (100,000) shares would be issued on termination.

11. This Agreement may be terminated on September 5, 2000, if annual sales of Affiliated products by RTB for the first twelve months of 2000 are not be at least Two Million dollars ($2,000,000.00). Thereafter, annual sales by RTB shall be Ten Million dollars ($10,000,000.00) or this agreement may be terminated by Affiliated. This agreement shall automatically terminate in the event of the bankruptcy or insolvency of RTB.

12. This agreement shall be interpreted under the laws of the state of Oregon.

13. RTB may not assign this agreement without the prior written consent of Affiliated which shall not be unreasonably withheld.

14. If suit is brought to enforce any of the terms of this agreement, the prevailing party is entitled to its reasonable attorney's fees at the trial level, together with those incurred in any appeal thereof, as well as any costs incurred in said suit. In addition, if any other party not a part of this agreement brings any suit or action to determine the validity of this agreement, then said party shall be responsible for attorney fees and costs incurred by the parties hereto regardless of the outcome of said suit.

Dated the date and year first above written.

RTB VENTURES, Inc.


By:
Its:     Secretary/Treasurer


AFFILIATED RESOURCES CORPORATION


By:      Peter C. Vanucci
Its:     Chairman/CEO

                              EXHIBIT A / EXHIBIT B

ChemWay Systems, Inc.                                                                                       G.M. $ / G.M. %
Area 01                                                  10/12/99                                       250 Case / 500 Case


                                                                                            500        Gross       Gross
  Stock Number                                                                             Case       Margin       Margin
                            Product Description              Net Fill       Hard Cost      Price         $           %

101106            R-22 #30 Cylinder                            30#                42.00       56.76       14.76        26.0
101112            R-12 Refrigerant Oil                        32 oz.               6.94       12.12        5.18        42.7
101120            134A 30# Cylinder                            30#                64.89      102.50       37.61        36.7
101121            134A 12 oz.                                 12 oz.              22.90       41.50       18.60        44.8
101122            134A Oil Charge                             4 oz.                9.30       21.96       12.66        57.7
101123            134A Ester Oil                             8.5 oz.              13.97       29.44       15.47        52.5
101124            134A Pag Oil LV                            8.5 oz.              15.01       37.52       22.51        60.0
101125            134A Pag Oil HV                            8.5 oz.              15.58       29.44       13.86        47.1
101126            134A Flush                                   Gal                33.85      162.48      128.63        79.2
102200            Brake Parts Cleaner                         20 oz.               9.49       11.76        2.27        19.3
102201            BPC Non-Chlor                               13 oz.               7.88        9.72        1.84        18.9
102202            Carb/Choke                                  13 oz.               6.40       10.32        3.92        38.0
102204            Engine Degreaser                            15 oz.               7.20       13.32        6.12        45.9
102210            Penetrating Oil                             13 oz.               5.70       10.32        4.62        44.8
102214            De-Icer                                     13 oz.               5.38        8.28        2.90        35.0
102216            Starting Fluid 25%                          11 oz.               7.11        7.92        0.81        10.2
102218            Starting Fluid 50%                          11 oz.               7.44        8.16        0.72         8.8
102220            Tire Inflator W/Hose                        12 oz.               9.03       11.64        2.61        22.4
102222            Tire Inflator W/Cone                        12 oz.               6.67        9.36        2.69        28.7
103304            Carb/Injector Cleaner                       12 oz.               3.76        6.24        2.48        39.7
103305            Super Carb/Injector Cleaner                 12 oz.               4.05        6.48        2.43        37.5
103306            Octane Boost                                12 oz.               3.55        5.88        2.33        39.6
103308            5 Min Engine Flush                          32 oz.               7.34       10.80        3.46        32.0
103310            Anti Freeze Gallon                           Gal                19.80       27.36        7.56        27.6
103314            Gas Treatment                               12 oz.               3.69        6.24        2.55        40.9
103316            Diesel Treatment                            8 oz.                4.34        7.44        3.10        41.7
103320            Windshield Wash Conc.                       12 oz.               2.40        4.56        2.16        47.4
103326            Gas line Anti-Freeze                        12 oz.               3.57        5.04        1.47        29.2


                                                                                            500        Gross       Gross
103330            Petroleum Solvent                            Gal                 8.66       13.32        4.66        35.0
103334            F.S. Water Remover                          12 oz.               5.64        6.72        1.08        16.1
103336            Gas Tank Treatment/Iso                      12 oz.               5.64        6.72        1.08        16.1
104400            Brake Fluid Dot 3                           12 oz.               4.68        6.96        2.28        32.8
104401            Brake Fluid Dot 4                           12 oz.               6.83       10.56        3.73        35.3
104402            Brake Fluid Dot 3                           32 oz.              10.65        16.2        5.55        34.3
104404            Brake Fluid Dot 3                            Gal                20.34       31.56       11.22        35.6
104405            Brake Fluid Dot 4                            Gal                31.14       47.34       16.20        34.2
104406            Brake Fluid Dot 3                           5 Gal               15.63       26.55       10.92        41.1
104500            Power Steering Fluid                        12 oz.               2.88        5.04        2.16        42.9
104502            Power Steering Fluid                        32 oz.               6.45       11.40        4.95        43.4
104514            PSF Stop Leak                               12 oz.               4.00        6.96        2.96        42.5
104516            Honda Power Steering Fluid                  12 oz.               4.45        9.36        4.91        52.5
104518            Manual Clutch                               12 oz.               4.98       10.32        5.34        41.7
104606            2-Cycle Oil                                 8 oz.                3.84        4.68        0.84        17.9
104618            Engine Oil Treatment                        12 oz.               3.98        9.46        5.50        58.0
104620            Engine Oil No Smoke                         12 oz.               3.98       10.68        6.70        62.7
104622            Engine Oil Stop Leak                        12 oz.               4.04        9.36        5.32        56.8
104634            Mercon/Dexson III                           32 oz.               8.25       10.56        2.31        21.9
104640            Auto Transmission Stop Leak                 12 oz.               4.09        6.60        2.51        38.0
104800            Radiator Stop Leak                          12 oz.               2.25        6.12        3.87        63.2
104802            Radiator Flush                              22 oz.               2.11        5.88        3.77        64.1
104804            Radiator Anti-Rust                          12 oz.               2.98        6.00        3.02        50.3
105100            Vinyl Cleaner Pump                          16 oz.              13.21       16.68        3.47        20.8
105102            Rain Guard                                  8 oz.                8.24        9.60        1.36        14.2
105104            Fog Guard                                   8 oz.                5.97        8.04        2.07        25.7


                                                  EXHIBIT C

ChemWay, Inc.
An Affiliated Resources Corporation Company
1605 Cottonwood                                      Phone: 409-245-8811
Bay City, Texas 77414                                  Fax: 409-244-2546

REPRESENTATIVE AGREEMENT

We at ChemWay Inc. are pleased to appoint

Quest, Crelia & Co.
1860 Crown Dr. #1400
Dallas, Texas 75234

As our representative in the territory outlined below-

AL, AR, LA, MO, OK, TN, TX, NM, MS, KS

          The representative agrees to promote the sale of ChemWay Inc. products in a manner consistent with company policies and procedures. The representative is an independent contractor and will be paid on a commission basis at the rate of (see page 2), the gross amount of each order. Commissions will be paid when ChemWay Inc. receives payment from the customer.

          Either party to this agreement shall have the right to terminate, effective 60 days after written one or the other of the parties gives notice.

         Effective Date: January 05, 1999

Accepted by:                               Accepted by:
ChemWay, Inc.

--------------------------                -------------------------------------
(Signature)                                          (Signature)

           President                             President

Date:                 1-5-99              Date:             1-5-99

                                                                     Exhibit 99
PRESS RELEASE

Affiliated Resources Corporation
3050 Post Oak Boulevard, Suite 1080
Houston, TX 77056

For more information contact:
Peter C. Vanucci
Chairman and Chief Executive Officer
Telephone: 713-355-8940

FOR IMMEDIATE RELEASE

          Affiliated Resources Corporation Announces National Marketing
                        Agreement with RTB Ventures, Inc.

         HOUSTON, TX - October 4, 1999 - Affiliated Resources Corporation (ARCX:
OTC Electronic Bulletin Board) is pleased to announce that the Company has entered into a Distribution Agreement with RTB Ventures, Inc. ("RTB"), a Portland, Oregon, based marketing and distribution company, for the distribution of aftermarket automotive products that are produced by ChemWay, Inc., a wholly owned subsidiary of Affiliated Resources Corporation.

         According to the agreement, RTB will have exclusive retail distribution rights in selected markets in connection with the retail distribution of ChemWay's aftermarket automotive product line. The Agreement is exclusive in North America and shall grant to RTB a first right of refusal for exclusive distribution rights in each and every country of the world, as determined by RTB. The agreement is designed to provide compensation to RTB in the form of common stock and commissions in achieving the goal of increasing sales of ChemWay's products by $20 million during the next 24- month period.

         "We're very excited to be named as an exclusive distributor by Affiliated Resources Corporation on behalf of its ChemWay operations" stated Randy Wright, President and Chief Executive Officer of RTB. "ChemWay's newly installed high speed production line is so powerful that we believe it should provide a major advantage in producing the capacity of products required to meet our goals. It's a real time saver when it comes to producing the quantity of products we intend to distribute. This association should certainly have a positive impact on Affiliated Resources Corporation and RTB Ventures, Inc., growth."

         Peter C. Vanucci, Chairman and Chief Executive Officer of Affiliated Resources Corporation adds, "We are very pleased to add a marketing partner like RTB Ventures to enhance our distribution network. One of our major strategic marketing goals is to expand our distribution channels so that we can reach new customers on a national basis. The agreement with RTB is a major step forward in achieving that goal. As a full service marketing firm, RTB also provides such services as an in-house graphics department, which will be of great assistance in our advertising and new product development."

         ChemWay, Inc., a subsidiary of Affiliated Resources Corporation, produces and packages a full line of automotive aftermarket fluids, such as refrigerants, lubricants and penetrants, fuel treatments and additives, cooling system, brake system and power steering products, cleaners and solvents, as well as appearance and emergency products.


         RTB is a marketing an distribution company based in Portland, Oregon, with distribution to major retailers in North America in the grocery, drug and general merchandise industries.

         Statements included in this press release which are not historical in nature, are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67 and provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words including "anticipate," "believe," "intends," "estimates," "expects," and similar expressions. Affiliated Resources Corporation cannot guarantee that agreements or contracts will be fulfilled by its customers or distributors. The Company cautions readers that forward-looking statements, including, without limitation, those relating to the Company's future business prospects are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements.