Form 10KSB
period 1999-12-31
AFFILIATED RESOURCES CORP
filed 2000-05-18
CIK 817125

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  ------------
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT")

         For the Fiscal Year Ended December 31, 1999

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period from January 1, 1999 to December 31, 1999

         Commission file number:  33-15097-D
                                ------------

                        AFFILIATED RESOURCES CORPORATION
                 (Name of small business issuer in its charter)

             Colorado                                    84-1045715
--------------------------------                 -----------------------
(State or other jurisdiction of                  (IRS Employer I.D. No.)
 incorporation or organization)

3050 Post Oak Boulevard, Suite 1080 Houston, Texas                77056
--------------------------------------------------               ---------
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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

         State issuer's revenues for its most recent fiscal year $519,374.00.

         The aggregate market value of the voting common equity held by non-affiliates of the registrant as of May 1, 2000 was $6,692,226 based on 15,296,517 shares outstanding at a price of $0.4375.

         State the number of shares outstanding of $.003 par value Common Stock of the registrant at: May 1,2000: 18,742,858.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

                                     PART I

                           FORWARD LOOKING STATEMENTS

         This Report includes  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Words such as "expects," intends", "plans," "projects," "believes," "estimates" and similar expressions typically identify such forward looking statements. These statements also include all statements with respect to Company operations and the ability for the Company to raise funds in the future or make future acquisitions or obtain sufficient funds from Company operations to fund its operations or make acquisitions.

         Even though we believe our expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. There are many reasons why actual results could, and probably will, differ from those contemplated in our forward- looking statements. These include, among others, (i) changes in Company operations or management, (ii) enforceability of contracts and the Company's ability to meet its obligations under such contracts, (iii) the ability of the Company to obtain funds, (iv) civil, criminal, regulatory or administrative actions, claims or proceeding and regulations dealing with protection of the environment or other areas, (v) economic conditions and trends and (vi) other unpredictable or unknown factors not discussed.

ITEM 1.           BUSINESS

         General

         Affiliated Resources Corporation, formerly known as Synaptix Systems Corporation (the "Company"), was incorporated in the State of Colorado in December 1986 and became a public company in August 1987. By 1995, the Company's operations were focused on software development, however, as a result of a management change in March 1998, the undeveloped software operations were discontinued and sold. The Company was repositioned to focus on the acquisition of industry related companies whose products or services are technically innovative and market proven, but whose market penetration can be significantly expanded through enhanced marketing or additional capitalization.

         Management plans to expand the Company by introducing new products and by developing strategic marketing alliances to promote its existing products in the national market. In addition, expansion will also be achieved through selected, related industry, acquisitions using leverage, stock of the Company, or a combination of both. Management is confident that current discussions with investors will yield additional capital to pursue acquisitions and provide sufficient working capital for future operations.

         ChemWay Systems, Inc. On December 30, 1998 the Company acquired all the issued and outstanding stock of ChemWay Systems, Inc. (ChemWay), from Evans Systems, Inc., a Texas corporation ("Evans"), and Way Energy, Inc., a Delaware corporation, in exchange for 1,500,000 shares of the Company's common stock. ChemWay produces and distributes aftermarket automotive fluids, including automotive care and performance products, refrigerants, lubricants and solvents. Currently, ChemWay is fully operational and, subject to the constraints of operating capital, capable of providing customers with a full line of its products.

         The Purchase Agreement for the acquisition, as amended through the date of this filing, requires the Company to fulfill certain covenants including, but not limited to, (i) receiving at least $1,500,000 in additional proceeds from the sale of Common Stock in a private placement, and (ii) paying the mortgage indebtedness on ChemWay's commercial industrial facility described below (which amounted to $232,500 plus principal and interest at December 31, 1999. As of March 31, 2000 the Company had fulfilled covenant (ii) and believes that it will be able to fulfill the remaining covenant. The Company's obligation under the Purchase Agreement is secured by a pledge of substantially all of the assets of ChemWay.

         Seneca Energy Partners, LP. On December 27, 1999, the Corporation acquired an 85% limited partnership interest in Seneca Energy Partners, L.P. for 800,000 shares of common stock of the Corporation and a stock option to purchase up to 425,000 additional shares at an exercise price of $.10 per share. The purpose of the acquisition is to provide the organization and management core of an energy division. By focusing on the acquisition of working interests in producing oil and gas wells and by selective offset drilling in established fields, Seneca's strategy is to significantly add to its reserves, generate consistent revenues, and thus build the overall book value of the company. The value of Seneca's unaudited and undiscounted reserves at acquisition equaled $121,853 and thus the Company's 85% interest in the reserves at acquisition totaled $103,575.

         At the time of the acquisition, Michael R. Bradle was a Limited Partner in Seneca Energy Partners. L.P. and President of Lone Star Investment Management, L.L.C., its General Partner. On December 30,1999, Mr. Bradle resigned from his position at Lonestar. On January 3, 2000 Mr. Bradle assumed the duties of President and Chief Operating Officer of the Company and became a member of the Company's Board of Directors.

         Patents, Trademarks, Licenses

         In March 1998, as a result of the change in Management, the Company sold undeveloped Software Assets to Mobilelink Communications, Inc.("Mobile") The Company retained a five percent interest in Mobile's gross sales of the Software Assets, beginning with the fiscal quarter ending June 30, 1998. If gross sales did not exceed $200,000 within 24 months from the closing date of the transaction, then the Software Assets will be returned to the Company. As of March 31, 2000, the Software Assets remain in a development stage, and, therefore, the Company has not received any revenue to date as a result of its retained interest in the Software Assets and is entitled to the return of the Software Assets. Although the Company is not confident that the Software Assets can ever be developed, it is currently taking steps to evaluate the Software Assets to determine any residual value that may remain.

         Discontinued Operations

         During 1998, the Company acquired CobolTexas, Inc., in exchange solely for 641,026 shares of the Company's common stock. CobolTexas, Inc. had developed a software product that uses on- line technology to solve Year 2000 compliance problems for COBOL software users. Due to internal operating problems with the program, which were investigated and confirmed by an independent consultant hired by the Company, no sales of the product could be completed. Because some of the former shareholders of CobolTexas, Inc. may have been aware of the problem and because minimum gross revenues as specified in the original contract have not been met, the Board of Directors determined to attempt to rescind the transaction and recover the shares issued to former COBOL shareholders. To date, one former shareholder has complied with this request and a certificate representing 240,385 shares has been returned to the Company.

         Employees

         The Company employed six full-time employees as of March 31, 2000. Of these, five are employed in management, and one is employed as an administrative assistant. At March 31, 2000, ChemWay employed an additional twelve employees. The Company's success may depend on its ability to attract and retain other qualified technical and management personnel. The Company competes for such persons with other companies, academic institutions, government entities, and other organizations, most of which have substantially greater capital resources and facilities than the Company. There can be no assurance that the Company will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable it to conduct its business as proposed.
Furthermore, the Company's possible future expansion into activities requiring additional expertise in marketing will place increased demands on the Company's resources and management skills. The Company's lack of working capital increases the risk that key employees will be attracted to other business opportunities.

ITEM 2.           DESCRIPTION OF PROPERTY

         As of December 31, 1999, the Company owned commercial industrial property which consisted of 2,400 square feet of administrative offices; 53,000 square feet of warehouse; and 16,539 square feet of manufacturing and warehouse facilities in Bay City, Texas, which were acquired in the ChemWay acquisition. Of the real property acquired, 16,539 square feet is located on a 13 acre tract that is leased from the Port of Bay City, Texas. In that acquisition the Company also assumed a sublease of 14,528 square feet of manufacturing and warehouse space that is also located on the 13 acre tract. The Company leases approximately 1,600 square feet of administrative office space in Houston, Texas, and leases approximately 800 square feet of executive offices in Brecksville, Ohio.

ITEM 3.           LEGAL PROCEEDINGS

         From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. To management's knowledge, the Company is not currently involved in any legal proceedings and is not aware of any legal proceeding threatened against it. During the year, the Company settled two claims that resulted in voluntary monetary judgements against the Company. The Company believes that the payment of these judgements will not have a materially adverse effect upon the financial condition of the Company.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the last quarter of the year ended December 31, 1999.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND
                  RELATED  STOCKHOLDER MATTERS

         Market Information

         The Company's common stock is traded on the NASDAQ OTC Electronic Bulletin Board under the symbol "ARCX". As of March 31, 2000 there were approximately 306 beneficial owners of the Company's common stock. The following table sets forth, for the quarterly periods indicated, the range of high and low closing prices for the Company's common stock, as reported by the NASDAQ OTC Electronic Bulletin Board.

                                        High                       Low

                  1998

                  March 31          $   3.1250           $    1.0000
                  June 30               1.9375                0.8750
                  September 30          4.2500                1.7500
                  December 31           6.0000                4.0625

                  1999

                  March 31              6.5000                4.5000
                  June 30               5.6300                0.3750
                  September 30          0.8125                0.1875
                  December 31           0.3500                0.1600

                  2000

                  March 31              1.0000                0.2400

         The closing price of the Company's common stock on March 31, 2000 was $0.3438.

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

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the audited financial statements included elsewhere herein. Except for the historical information contained herein, the matters discussed in this Annual Report are forward-looking statements that involve a number of risks and uncertainties. There are certain important factors and risks, including the rapid change in hardware and software technology, market conditions, the anticipation of growth of certain market segments, the positioning of the Company's products and services in those segments, the timing of the product announcements, the release of new or enhanced products, the introduction of competitive products and services by existing or new competitors and the significant risks associated with the acquisition of new products, product rights, technologies, businesses, the management of growth, the Company's ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10-KSB and Form 10-QSB, that could cause results to differ materially from those anticipated by the statements made herein.

         Introduction

         On December 30, 1998 the Company acquired all the outstanding stock of ChemWay Systems, Inc., a corporation that blends and packages chemicals for the automotive aftermarket. The Company commenced operations of ChemWay on January 7, 1999, and during the first quarter of 1999, ChemWay's facilities became operationally capable of providing customers with a full line of its products. Additionally, ChemWay is aggressively pursuing new product lines and marketing alliances to expand to a national market. While this process has been severely hampered by a lack of adequate working capital, ChemWay has begun to generate sales and is shipping product. The Company raised approximately $1,005,000 in private placements during the fiscal year ended December 31, 1998, $754,385 of which was used to pay ChemWay debt and other costs assumed pursuant to the Purchase Agreement. In March of 2000, ChemWay secured a mortgage in the amount of $510,000 on its Cottonwood property in order to retire the first mortgage on the property and thereby fulfill a covenant of its Purchase Agreement.

         During the course of the year, at the suggestion of one of its then Directors, the Company pursued a possible venture in the field of E-commerce. While this opportunity was evaluated, funding, also arranged by the same
Director, was withheld pending the finalization of a definitive corporate structure to accommodate the new venture. In late May of 1999 a proposal was submitted to the Company which suggested among other things a reverse split of the Company's stock as well as the divestiture of ChemWay. The proposal was submitted on a best effort basis with regard to funding and the completion of the necessary acquisitions for the new business. Upon review, the Board determined that the new venture would not be in the best interest of the shareholders. This was based primarily on the fact that the Company would lose its principal asset with no guarantee of a suitable replacement. As a result of this, ChemWay operations, as well as the preparation of the Company's Form10KSB for 1998, were delayed.

         In June of 1999, the Board determined to refocus the Company's efforts to grow the ChemWay operation as well as seek additional opportunities to provide immediate revenue and asset enhancement. By December of 1999, the Company had finalized negotiations with Michael R. Bradle to acquire an interest in Seneca Energy Partners, LP, and for Mr. Bradle to serve as the President, Chief Operating Officer and a director of the Company. In order to create a comprehensive business plan and facilitate planned expansion, in February of 2000 the Company hired Mr. Barry Goverman as Senior Vice President and Chief Communications Officer and Ms. Catherine A. Tamme as Vice President and Chief Financial Officer. With the additional management in place, the Company believes it will be able to more aggressively pursue acquisition candidates that it believes will be suited to management's business plan to generate sufficient revenues and provide an asset base for continued growth. When evaluating acquisitions, the ability to use leverage in order to reduce the issuance of stock, will be a significant factor, especially in the near term. Management's business strategy is to focus on the acquisition of those companies whose product or service is technically innovative or market proven, and compatible with current operations, and whose market penetration can be significantly expanded through enhanced marketing or additional capitalization.

         Results of Operations

         Discussion of Twelve Months Ended December 31, 1999 , Six Months Ended December 31, 1998 and Twelve Months Ended June 30, 1998

         During the past 24 months the Company has been restructured with respect to its primary business and management structure. Previously, the Company was involved in software development. When this endeavor proved to be unsuccessful, the Board of Directors was reconfigured and new management hired. During the latter half of 1998 and the first half of 1999 a number of strategies were evaluated before adopting the current strategic plan. As previously discussed, this plan focuses on the development of the Company's ChemWay division as well as a related energy products division. Although year to year comparison as an analytical tool is inappropriate given the disparate nature of the previous and current business, it is appropriate to review the components of the financial statement as follows:

         Revenues

As a result of the re-start of ChemWay operations, revenues of $519,374 were generated in 1999. No revenues were generated during the previous year.

         Loss from Operations

         The Company had an operating loss of $108,353 for the twelve months ended December 31, 1999. This loss resulted primarily from sales discounts given to begin to re-establish ChemWay's presence in the marketplace.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses were $2,415,735 for the twelve months ended December 31, 1999. Depreciation and amortization of goodwill accounted for $481,259 of this total. In addition, the salaries of the Chairman and the Executive Vice President totaling $215,000 were deferred. ChemWay's portion of these expenses totaled $816,157.

         Net Loss

         The Company had a net loss of $2,401,396 for the twelve months ended December 31, 1999. This was primarily due to two factors: limited Revenues, and the increase in Selling, General, and Administrative expense as a result of the acquisition and re-start of ChemWay operations. Revenues were negatively impacted during the first half of the year as management evaluated other business opportunities and during the second half by limited working capital.

         Income Taxes

         The Company had no income tax expense. As of December 31, 1999, the Company had net operating loss carryforwards available to offset future taxable income of approximately $8,300,000, $5,900,000 and $5,332,000, respectively. These amounts expire during the years 2012 through 2018.
  The Company most likely will not be able to utilize the carryover incurred prior to fiscal 1997 due to change of ownership and the requirement for the continuation of the same type of business.

         Financing, Liquidity and Capital Resources

         During the twelve months ended December 31, 1999, an aggregate of 1,396,000 shares of the Company's Common Stock was issued. Of these, 596,000 shares were sold for cash in a private offering resulting in gross proceeds of $328,000 used primarily to pay certain obligations of ChemWay and to provide working capital for operations, and 100,000 shares were issued for services rendered. The balance of 800,000 shares was sold in exchange for an 85% interest in Seneca Energy Partners, LP.

         Between January 1, 2000 and March 31, 2000, 757,000 shares of the Company's Common Stock were issued. The shares were sold for cash in a private offering resulting in gross proceeds of $175,000 used to provide working capital primarily for ChemWay operations. No underwriter was involved in the sales of stock. These shares of Common Stock were sold in transactions exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because of the private nature of the sales.

         On March 27, 2000 the Company fulfilled a covenant of its agreement with Evans Systems through the refinancing of the ChemWay office-warehouse located at 1605 Cottonwood, Bay City, Texas. The mortgage is in the amount of $510,000 and provides amortization of 15 years with a 5 year term. Proceeds from the mortgage were used to retire existing ChemWay debt.

         At December 31, 1999, stockholders' equity in the company was $4,607,491. The Company had a retained earnings deficit of $10,031,466 based on historic losses, and a negative working capital balance of $1,972,625. Management plans to address this issue by obtaining interim financing against existing assets as well as a private placement of preferred stock it intends to conduct at a later date. Management is confident, although there can be no assurance of success, that with this financing, both ChemWay and the Seneca oil and gas venture will generate sufficient cash flow to provide for ongoing operations and expansion.

ITEM 7.           FINANCIAL STATEMENTS

         The reports of the Company's Independent Public Accountants, Financial Statements and Notes to Financial Statements appear herein as noted below:




                          INDEX TO FINANCIAL STATEMENTS

                                                                       Page

         Independent Auditors' Report                                  10

         Consolidated Balance Sheets                                   11

         Consolidated Statements of Operations                         13

         Consolidated Statements of Stockholders' Equity (Deficit)     14

         Consolidated Statements of Cash Flows                         15

         Notes to Consolidated Financial Statements                    17

                          Independent Auditors' Report


Board of Directors and Stockholders
Affiliated Resources Corporation
Houston, Texas


We have audited the accompanying Consolidated Balance Sheets of Affiliated Resources Corporation as of December 31, 1999 and 1998, and the related Statements of Operations, Stockholders' Equity (Deficit) and Cash Flows for the year ended December 31, 1999, the six months ended December 31, 1998 and the year ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Affiliated Resources Corporation as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999, the six months ended December 31, 1998 and the year ended June 30, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered accumulated losses from operations of $10,031,466 and has a working capital deficiency of $1,769,064. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINSTEIN SPIRA & COMPANY, P.C.
Houston, Texas
April 4, 2000

                        AFFILIATED RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS





                                                                                          December 31,
                                                                                  1999                   1998
                                                                          --------------------  ---------------------

                                 ASSETS

Current Assets
         Cash and cash equivalents                                        $              8,490  $             144,123
         Accounts receivable                                                             6,900
         Inventory                                                                     606,100                966,584
         Prepaid expenses                                                                7,823                 18,699
                                                                          --------------------  ---------------------

                  Total Current Assets                                                 629,313              1,129,406
                                                                          --------------------  ---------------------

Property and Equipment
         Land                                                                           41,000                 41,000
         Buildings                                                                     744,000              1,064,000
         Warehouse equipment                                                         2,423,348              2,450,000
         Office equipment and furniture                                                 76,344                 76,552
         Vehicles                                                                       39,784                 39,784
         Leasehold improvements                                                        334,125                  7,277
         Oil and gas properties                                                         51,000
                                                                          --------------------  ---------------------

                                                                                     3,709,601              3,678,613
         Less: Accumulated depreciation                                                257,232                  5,300
                                                                          --------------------  ---------------------

                                                                                     3,452,369              3,673,313
                                                                          --------------------  ---------------------

Other Assets
         Goodwill, net of accumulated amortization of
                  $228,127 at December 31, 1999                                      3,264,546              3,421,923
         Deposits                                                                        3,201                  3,201
                                                                          --------------------  ---------------------

                                                                                     3,267,747              3,425,124
                                                                          --------------------  ---------------------




                                                                          $          7,349,429  $           8,227,843
                                                                          ====================  =====================





                See accompanying notes to consolidated financial
                                   statements.

                                                                                          December 31,
                                                                                  1999                   1998
                                                                          --------------------  ---------------------
                               LIABILITIES

Current Liabilities
         Notes payable                                                    $            395,000
         Current maturities of long-term debt                                            9,300  $             236,624
         Accounts payable:
                  Trade                                                              1,220,953              1,427,669
                  Related Parties                                                      106,888                  2,388
         Accrued expenses                                                              626,236                352,330
         Advances payable                                                               40,000                 23,000
                                                                          --------------------  ---------------------

                  Total Current Liabilities                                          2,398,377              2,042,011

Long-Term Debt                                                                         343,561                141,846
                                                                          --------------------  ---------------------

                                                                                     2,741,938              2,183,857
                                                                          --------------------  ---------------------

                          STOCKHOLDERS' EQUITY

         Common Stock, $.003 par value, 25,000,000
                  shares authorized, 17,947,743 and
                  16,451,743
                  shares issued and outstanding at                                      53,843                 49,355
                  December 31, 1999 and 1998, respectively

         Additional Paid-In Capital                                                 16,957,480             15,320,480

         Accumulated Deficit                                                       (10,031,466)            (7,630,070)

         Unamortized Stock Compensation                                             (2,366,366)            (1,695,779)

         Treasury Stock, 641,026 shares, at cost                                        (6,000)
                                                                          --------------------  ---------------------

                                                                                     4,607,491              6,043,986
                                                                          --------------------  ---------------------

                                                                          $          7,349,429  $           8,227,843
                                                                          ====================  =====================



                See accompanying notes to consolidated financial
                                  statements.

                        AFFILIATED RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                            For the             For the Six              For the
                                                          Year Ended           Months Ended            Year Ended
                                                         December 31,          December 31,             June 30,
                                                             1999                  1998                   1998
                                                     --------------------- ---------------------  ---------------------

Revenues                                             $            519,374

Cost of Revenues                                                  627,727
                                                     --------------------  --------------------   --------------------

Gross Profit (Loss)                                              (108,353)

Selling, General and Administrative                             2,415,735  $            526,843   $          2,074,494
                                                     --------------------  --------------------   --------------------
         Expenses

Loss from Operations                                           (2,524,088)             (526,843)            (2,074,494)

Other Income (Expense)
         Interest expense                                         (71,967)
         Settlement of litigation                                (116,652)                                     (86,000)
         Debt forgiveness                                         311,311                                      297,007
         Loss on disposal of property and
                  equipment                                                                                    (64,593)
                                                     --------------------  --------------------   --------------------

                                                                  122,692                                      146,414
                                                     --------------------  --------------------   --------------------

Net Loss                                             $         (2,401,396) $           (526,843)  $         (1,928,080)
                                                     ====================  ====================   ====================

Net Loss Per Share                                   $               (.14) $               (.04)  $              (0.14)
                                                     ====================  ====================   ====================

Weighted Average Shares Outstanding                            16,729,110            14,553,194             13,602,778
                                                     ====================  ====================   ====================




                See accompanying notes to consolidated financial
                                  statements.

                        AFFILIATED RESOURCES CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      Forthe Years Ended December 31, 1999
                            and June 30, 1998 and the
                         Six-Month period Ended December
                                    31, 1998

                                                      Additional                Unamortized
                                 Common stock           Paid-in   Accumulated      Stock           Treasury Stock
                               Shares     Amount $     Capital $   Deficit $    Compensation $   Shares    Amount $     Total $
                            -----------  ----------  ------------ ------------  --------------  --------- ---------- ------------
Balance - June 30, 1997      15,473,700      46,421     5,337,647   (5,175,147)                                           208,921
Sale of common stock
  for cash                       20,000          60        15,940                                                          16,000
Issuance of common stock
  for services                  248,792         746       312,441                                                         313,187
Cancellation of stock
  subscription               (2,000,000)     (6,000)     (194,000)                                                       (200,000)
Issuance of common stock
  options for services                                  2,834,600                    (1,902,280)                          932,320
Net Loss                                                            (1,928,080)                                        (1,928,080)
                            -----------  ----------  ------------ ------------  ---------------  --------- ---------- -----------
Balance - June 30, 1998      13,742,492      41,227     8,306,628   (7,103,227)      (1,902,280)                         (657,652)
Sale of common stock
  for cash                      562,225       1,687     1,003,313                                                       1,005,000
Issuance of common stock
  for services                    6,000          18         9,762                                                           9,780
Issuance of common stock
  for acquisition of
  ChemWay                     1,500,000       4,500     5,995,500                                                       6,000,000
Issuance of common stock
  for acquisition of
  CobolTexas                    641,026       1,923         5,277                                                           7,200
Amortization of stock
  compensation                                                                          206,501                           206,501
Net Loss                                                              (526,843)                                          (526,843)
                            -----------  ----------  ------------ ------------  ---------------  --------- ---------- -----------
Balance - December 31,1998   16,451,743      49,355    15,320,480   (7,630,070)      (1,695,779)                        6,043,986
Sale of common stock for
  cash                          596,000       1,788       326,212                                                         328,000
Issuance of common stock
  for services                  100,000         300        27,820                                                          28,120
Issuance of common stock
  for acquisition of
  investment                    800,000       2,400        61,600                                                          64,000
Issuance of common stock
  options for acquisition
  of investment                                            12,750                                                          12,750
Issuance of common stock
  options for services                                  1,190,618                    (1,083,587)                          107,031
Issuance of common stock
  options for debt
  financing                                                18,000                                                          18,000
Amortization of stock
  compensation                                                                          413,000                           413,000
Acquisition of Treasury
  Stock                                                                                           (641,026)    (6,000)     (6,000)
Net loss                                                            (2,401,396)                                        (2,401,396)
                            -----------  ----------  ------------ ------------  ---------------  --------- ---------- -----------
Balance - December 31, 1999  17,947,743      53,843    16,957,480  (10,031,466)      (2,366,366)  (641,026)    (6,000)  4,607,491
                            ===========  ==========  ============ ============  ===============  ========= ========== ===========


                See accompanying notes to consolidated financial
                                  statements.

                        AFFILIATED RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          For the              For the Six             For the
                                                                        Year Ended            Months Ended           Year Ended
                                                                       December 31,           December 31,            June 30,
                                                                           1999                   1998                  1998
                                                                   --------------------- ---------------------- -------------------
Cash Flows From Operating Activities:
    Net loss                                                       $         (2,401,396) $            (526,843) $        (1,928,080)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
        Depreciation and amortization expense                                   481,259                  3,866               20,662
        Loss on disposal of assets                                                                                           64,593
        Stock issued for services                                                28,120                                     313,187
        Stock options issued for services                                       107,031
        Stock options issued for debt financing                                  18,000
        Non-cash compensation expense                                           413,000                206,501              932,320
        Debt forgiveness                                                       (311,311)                                   (297,007)
        Changes in assets and liabilities:
          Accounts receivable                                                    (6,900)
          Inventory                                                             360,484
          Prepaid expenses                                                       10,876                 (3,682)              72,770
          Deposits                                                                                      (3,201)
          Accounts payable and accrued liabilities                              438,001               (537,378)             375,966
                                                                   --------------------  ---------------------  -------------------

             Net Cash Used in Operating Activities                             (862,836)              (860,737)            (445,589)
                                                                   --------------------  ---------------------  -------------------

Cash Flows From Investing Activities:
    Purchase of equipment                                                       (32,111)               (23,595)              (7,952)
    Proceeds from sale of property and equipment                                 44,923
                                                                   --------------------  ---------------------  -------------------

      Net Cash Provided by (Used in) Investing
        Activities                                                               12,812                (23,595)              (7,952)
                                                                   --------------------  ---------------------  -------------------

Cash Flows From Financing Activities:
    Net advances from related parties                                            17,000                 23,000
    Proceeds from debt                                                          395,000                                     437,007
    Payments made on debt                                                       (25,609)
    Sale of common stock                                                        328,000              1,005,000               16,000
                                                                   --------------------  ---------------------  -------------------

      Net Cash Provided by Financing Activities                                 714,391              1,028,000              453,007
                                                                   --------------------  ---------------------  -------------------

Net Increase (Decrease) in Cash Equivalents                                    (135,633)               143,668                 (534)

Cash and Cash Equivalents at Beginning of Period                                144,123                    455                  989
                                                                   --------------------  ---------------------  -------------------

Cash and Cash Equivalents at End of Period                         $              8,490  $             144,123  $               455
                                                                   ====================  =====================  ===================

Supplemental Disclosure of Cash Flow
    Information
    Cash paid for interest                                         $             40,152
                                                                   ====================


Supplemental Operating Activities:

         For the six months ended December 31, 1998, 6,000 shares of stock were issued for accounts payable of $9,780.

Supplemental Investing Activities:


                See accompanying notes to consolidated financial
                                  statements.

         Effective July 8, 1998, the Company issued 641,026 shares of common stock for the stock of CobolTexas, Inc., which had office equipment of $7,200. During 1999, the Company cancelled the acquisition of CobolTexas, Inc. and acquired the aforementioned 641,026 shares of Treasury stock with a net book value of $6,000.

         Effective December 29, 1998, the Company acquired the following assets and liabilities of ChemWay Systems, Inc. for stock valued at $6,000,000:


                    Inventory                   $            966,584
                    Prepaid expenses                          15,017
                    Property and equipment                 3,622,814
                    Goodwill                               3,421,923
                    Accounts payable                      (1,716,605)
                    Accrued expenses                         (71,263)
                    Long-term debt                          (238,470)
                                                --------------------

                                                $          6,000,000
                                                ====================

         Effective December 27, 1999, the Company acquired an investment in a limited partnership with oil and gas properties and goodwill for stock valued at $64,000, stock options valued at $12,750, and accounts payable of $45,000.



                See accompanying notes to consolidated financial
                                  statements.

                        AFFILIATED RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  December 31, 1999 and 1998 and June 30, 1998



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

         Principles of Consolidation

         The consolidated financial statements include the accounts of Affiliated Resources Corporation and its wholly-owned subsidiary, ChemWay Systems, Inc. All material intercompany accounts and transactions have been eliminated. ChemWay Systems, Inc. produces, packages and markets automotive after-market chemical products.

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

                        AFFILIATED RESOURCES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  December 31, 1999 and 1998 and June 30, 1998

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

         Property and Equipment


         Property and equipment are carried at cost. Depreciation is computed at rates considered sufficient to amortize the cost of the assets over their estimated useful lives using the straight-line method. Repairs and maintenance costs are charged against income and betterments are capitalized as additions to the related assets. Depreciation is based upon the following estimated useful lives:

              Building                           15  -  25 years
              Warehouse equipment                       15 years
              Office equipment and furniture      5  -   7 years
              Vehicles                                   5 years
              Leasehold improvements              5  -  15 years
              Oil and gas properties                    15 years

         Oil and Gas Accounting

         The Company's oil and natural gas properties are accounted for using the "Successful Efforts" basis of accounting.

         Costs to acquire mineral interests in oil and natural gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

         Unproved oil and natural gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and natural gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

         On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion and amortization with a resulting gain or loss recognized in income.

                        AFFILIATED RESOURCES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  December 31, 1999 and 1998 and June 30, 1998



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

Note 2 - Going Concern

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company had a working capital deficit of $1,769,064 at December 31, 1999, and has accumulated operating losses of $10,031,466 as of December 31, 1999.

                        AFFILIATED RESOURCES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  December 31, 1999 and 1998 and June 30, 1998




         The Company plans to grow its continuing operations by expansion through acquisitions. These acquisitions will be financed primarily through the issuance of common stock, and it is management's belief that these acquisitions will generate sufficient revenues and provide an asset base for continued growth. Management is confident that current discussions with investors will yield additional capital to complete the proposed acquisitions and provide sufficient working capital for future operations. However, there is no assurance that the Company will be successful in raising equity and continuing as a going concern.

Note 3 - Acquisitions and Dispositions

         Effective December 29, 1998, the Company acquired from Evans Systems, Inc., all of the outstanding stock of ChemWay Systems, Inc. (ChemWay), which is engaged in the business of producing, packaging and marketing automotive after-market chemical products. The purchase price of $6,000,000 consisted of 1,500,000 shares of common stock valued at $4 per share. The acquisition has been accounted for as a purchase, and the operations are included in the accompanying consolidated financial statements from the date of acquisition.

         The Purchase Agreement requires the Company to fulfill certain obligations, including funding of $1,500,000 to satisfy creditors of ChemWay and providing working capital for current operations and repayment of a $232,500 note payable to Chase Bank. The Company has pledged all of the assets of ChemWay to secure the obligations. On March 27, 2000, ChemWay repaid the note payable to Chase Bank. The entire $1,500,000 has not been funded.

         The following unaudited pro forma consolidated results of operations are presented as if the acquisition of ChemWay had taken place at the beginning of the June 30, 1998 period. ChemWay's operations are included for their fiscal year ended September 30, 1998.


                    Revenues                         $          2,641,000
                    Net loss                                    4,100,000
                    Basic loss per common share                      (.27)

         Effective July 8, 1998, the Company acquired all of the outstanding stock of CobolTexas, Inc. in exchange for 641,026 shares of common stock. The acquisition was accounted for as a pooling of interests and recorded at the net book value of CobolTexas, Inc. There were no operations of CobolTexas, Inc. prior to the acquisition. CobolTexas, Inc. is engaged in the remediation of computer systems involving the year 2000 problems.

         During 1999, the 641,026 shares previously issued were reacquired by the Company as Treasury stock due to the failure of CobolTexas, Inc. to meet certain requirements of the purchase agreement.

                        AFFILIATED RESOURCES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  December 31, 1999 and 1998 and June 30, 1998


         In March 1998, the Company sold the software assets and other property and equipment to Titan Wireless for a five percent interest in Titan's gross sales of the software assets. A loss of $64,593 was recorded in the June 30, 1998 Consolidated Statement of Operations for the transaction.

         On December 27, 1999, the Company acquired an 85% limited partnership interest in Seneca Energy Partners, L.P., a Texas limited liability company engaged in the operation of 16 oil and gas wells in West Virginia. The purchase price of $121,750, consisting of 800,000 shares of common stock valued at $.08 per share, 425,000 common stock options valued at $.03 per option, and a payable of $45,000, was allocated $51,000 to oil and gas properties and $70,750 to goodwill.

Note 4 - Notes Payable

         Notes payable as of December 31, 1999, are as follows:


         12% Note payable to a related party, secured by inventory,
                  interest and principal due December 1999, in default                  $           200,000

         Prime    rate note payable to a bank, secured by common stock, interest and principal due November 1999, in default
                                                                                                    195,000
                                                                                        -------------------
                                                                                        $           395,000
                                                                                        ===================

Note 5 - Long-Term Debt

         Long-term debt as of December 31, 1999 and 1998 was as follows:


                                                                                        December 31,
                                                                        --------------------------------------------
                                                                                1999                   1998
                                                                        ---------------------  ---------------------

8% Unsecured note payable to a corporation, interest and
principal due November, 2002                                            $             100,000  $             100,000

8% Unsecured note payable to a corporation, interest and
principal due April, 2001                                                              40,000                 40,000

Prime plus 2% note payable to a bank, secured by land and building, principal of $7,500 plus interest due quarterly, matures November 30,
2003, in default                                                                      210,000                232,500

10.25% Note payable to a finance company, secured by
vehicle, principal and interest of $379 due monthly,
matures May, 2000                                                                       2,861                  5,970
                                                                        ---------------------  ---------------------

                                                                                      352,861                378,470

Less current maturities                                                                 9,300                236,624
                                                                        ---------------------  ---------------------

                                                                        $             343,561  $             141,846
                                                                        =====================  =====================

                        AFFILIATED RESOURCES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  December 31, 1999 and 1998 and June 30, 1998


         In March, 2000, the Company entered into an adjustable rate (currently 14.9%) promissory note agreement with a financial institution for $510,000, secured by a deed of trust and assignment of rents, due in monthly installments of $7,103, including interest, maturing April, 2015. $210,000 of the proceeds from this note were used to pay off note payable to bank above, in default at December 31, 1999. This refinancing is reflected in the schedule below.

         Long-term debt is payable in the future as follows:


           Year Ending December 31,

                            2000                   $               9,300
                            2001                                  50,932
                            2002                                 112,677
                            2003                                  14,700
                            2004                                  17,046
                            Thereafter                           148,206
                                                   ---------------------
                                                   $             352,861
                                                   =====================

Note 6 - Stockholders' Equity

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

         Common Stock

         During the year ended June 30, 1998, 2,000,000 shares of subscribed stock were canceled.

         During the year ended June 30, 1998, 248,792 shares of stock valued at $313,187 were issued for salaries and services. Another 20,000 shares of common stock were sold for $16,000 cash.

                        AFFILIATED RESOURCES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  December 31, 1999 and 1998 and June 30, 1998



         During the six months ended December 31, 1998, 6,000 shares of stock valued at $9,780 were issued for services; 562,225 shares were sold for $1,005,000 cash; and 1,500,000 shares valued at $6,000,000 were issued to purchase ChemWay Systems, Inc. An additional 641,026 shares were issued to acquire CobolTexas, Inc. in a pooling of interests.

         During the year ended December 31, 1999, the Company sold or issued 1,496,000 shares of common stock for $328,000 cash, $28,120 of expenses, and $64,000 of investments.

Note 7 - Stock Options

         The Company has established an employee stock compensation plan, an incentive stock option plan, and a non-statutory stock option plan. 7,000,000 shares of common stock are registered.

         During the year ended June 30, 1998, the Company granted 2,220,000 options for past and future compensation. Compensation expense recorded during the year ended June 30, 1998 related to these options was $932,320. Unamortized future compensation of $1,902,280 will be amortized straight-line over five years.

         During the year ended December 31, 1999, the Company granted 2,990,000 options for past and future compensation. Compensation expense recorded during the year ended December 31, 1999 related to these options was $107,031. Unamortized future compensation of $1,083,587 will be amortized straight-line over five years.

         During the year ended December 31, 1999, the Company issued 300,000 options for debt financing. Interest expense recorded during the year ended December 31, 1999 related to these options was $18,000.

         The following table summarizes stock option activity:

                        AFFILIATED RESOURCES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  December 31, 1999 and 1998 and June 30, 1998




                               For the Year Ended                For the Six-Month               For the Year Ended
                                December 31, 1999         Period                                    June 30, 1998
                                                             Ended December 31, 1998
                             Stock            Price            Stock           Price           Stock             Price
                            Options         Per Share         Options        Per Share        Options          Per Share
                        --------------- ----------------  -------------- ---------------- ---------------  ----------------
Beginning of                 2,170,000  $      .15 - .50       2,282,000 $      .15 - .50          62,000  $            .15
period
Granted                      2,065,000         .10 - .69                                        2,220,000        .15 -  .50
Exercised                                                       (50,000)              .20
Cancelled                      (20,000)              .15        (62,000)              .15
                        --------------- ----------------  -------------- ---------------- ---------------  ----------------

End of period                4,215,000  $      .10 - .69       2,170,000 $      .15 - .50       2,282,000  $     .15 - $.50
                        ==============  ================  ============== ================ ===============  ================


Exercisable at
end of period                3,395,000  $      .10 - .69       2,170,000 $      .15 - .50       2,282,000  $     .15 - $.50
                        ==============  ================  ============== ================ ===============  ================





                                                                                 For the                For the
                                                                               Year Ended             Year Ended
                                                                              December 31,             June 30,
                                                                                  1999                   1998
                                                                          --------------------- ----------------------

Weighted-average fair value of options granted during the
period                                                                    $                0.75 $                 1.59

The fair value of the options at date of grant was estimated using the Black-Scholes Model with the following weighted-average assumptions:

Risk-free interest rate                                                           5.5%                   5.64%
Expected life                                                                  2 - 4 years            4.98 years
Expected volatility                                                               223%                   114%
Expected dividends                                                                None                   None

         Had the Company elected to apply Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," using the fair value based method, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                        AFFILIATED RESOURCES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  December 31, 1999 and 1998 and June 30, 1998




                                          For the             For the Six              For the
                                        Year Ended           Months Ended            Year Ended
                                       December 31,          December 31,             June 30,
                                           1999                  1998                   1998
                                   --------------------- ---------------------  ---------------------
Net loss as reported               $         (2,401,396) $           (526,843)  $         (1,928,080)
Net loss pro forma                 $         (2,542,448) $           (593,393)  $         (1,971,688)

Basic loss per share as reported   $               (.14) $               (.04)  $              (0.14)
Basic loss pro forma               $               (.15) $               (.04)  $              (0.15)


Note 8 - Income Taxes

         At December 31, 1999 and 1998 and June 30, 1998, the Company had net operating loss carryforwards available to offset future taxable income of approximately $8,300,000, $5,900,000 and $5,332,000, respectively. These amounts expire during the years 2012 through 2019. The Company most likely will not be able to utilize the carryover incurred prior to fiscal 1997 due to change of ownership and the requirement for the continuation of the same type of business.

Note 9 - Operating Leases

         Affiliated Resources Corporation leases office space under an operating lease agreement which expires in October, 2004.

         ChemWay Systems, Inc. leases warehouse space and equipment under various operating lease agreements which expire in years ranging from 2000 to 2007.

         Net minimum lease payments are as follows:


                             Minimum Rental Payments

                                 Office and
                                  Warehouse              Warehouse
                                    Space                Equipment                 Total
                           ---------------------- ----------------------  ----------------------
           2000            $               53,274 $                7,354  $               60,628
           2001                            54,480                  3,560                  58,040
           2002                            54,480                                         54,480
           2003                            70,917                                         70,917
           2004                            48,057                                         48,051
           Thereafter                      60,000                                         60,000
                           ---------------------- ----------------------  ----------------------

                           $              341,208 $               10,914  $              352,122
                           ====================== ======================  ======================


                        AFFILIATED RESOURCES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  December 31, 1999 and 1998 and June 30, 1998



         Rental expense for the Company was $92,338, $20,636 and $40,611 for the year ended December 31, 1999, the six months ended December 31, 1998, and the year ended June 30, 1998, respectively.

Note 10 - Related Party Transactions

         During the years ended December 31, 1999 and June 30, 1998, debt in the amount of $311,311 and $297,007, respectively, was forgiven by related parties. The amount represents cash given to the Company.

         The Company has accounts payable of $106,888 and $2,388 to related parties as of December 31, 1999 and 1998, respectively.

         The Company has cash advances of $40,000 and $23,000 from related parties at December 31, 1999 and 1998, respectively.

Note 11 - Commitments and Contingencies

         Effective January 2000, the Company entered into employment agreements with four employees for total compensation of $900,000 to be paid over a two-year period. In connection with the employment agreements, the Company is obligated to issue up to 1,000,000 of common stock options with an exercise price of $.50 per share. The issuance of the options is contingent upon the completion of certain performance measures defined in the agreements.

         The Company has entered into an agreement for marketing and retail distribution services for ChemWay products. In connection with the agreement, a shareholder transferred 500,000 shares of common stock to the distributor. In addition, the Company is obligated to issue an additional 200,000 shares of common stock for each $2,000,000 sales of the Company's products, up to 2,000,000 shares. The agreement may be terminated in September, 2000, if the Company's sales for the first twelve months of the agreement are not $2,000,000. Thereafter, the agreement may be terminated if annual sales are less than $10,000,000.

ITEM 12.      EXHIBITS AND REPORTS ON FORM 8-K.

         1.       Reports on Form 8-K.

                  None.

         2.       Exhibits

      Exhibit
      Number      Description

         2 Asset Purchase Agreement by and betwee Swallen Investments Corporation and Synaptix Systems Corporation, dated May, 1997
                  (1)

         2.1      Asset  Purchase  Agreement  by  and  betwee  Synaptix  Systems
                  Corporation and Mobilelink Communications, Inc., dated March 26, 1998 (2)

         2.1.1    Modification   Agreement  by  and  between   Synaptix  Systems
                  Corporation and Mobilelink Communications, Inc., dated (3)

         2.2 Plan and Agreement of Reorganization between Synaptix Systems Corporation, CobolTexas, Inc., E. Lyle Flinn, Robert Burnside, Gabriel C. Cox, and Robert G. Oliver, dated July 8, 1998 (4)

         2.3 Contractor's Agreement between CobolTexas, Inc., and E. Lyle Flinn, Robert Burnside, Gabriel C. Cox and Robert G. Oliver, Jr. dated July 8, 1998 (4)

         2.4 Stock Purchase Agreement by and among Synaptix Systems Corporation, a Colorado corporation, doing business as Affiliated Resources Corporation, Evans Systems, Inc., and Way Energy, Inc., dated October 30, 1998 (5)

         2.4.1 Amendment No. 1 to Stock Purchase Agreement by and among Synaptix Systems Corporation, a Colorado corporation doing business as Affiliated Resources Corporation, Evans Systems, Inc., and Way Energy, Inc., dated December 29, 1998 (5)

         2.4.2 Waiver and Second Amendment to Stock Purchase Agreement dated March 11, 1999 from Evans Systems, Inc. (5)

         2.4.3 Waiver and Third Amendment to Stock Purchase Agreement dated April 26, 1999 (5)

         2.5 Sale and Purchase Agreement by and among Seneca Energy Partners L.P. and its general partner Lonestar Investment Management L.L.C. and Affililiated Resources Corporation, dated December 27, 1999

         Exhibit
         Number            Description

         3.1      Amendment to Articles of Incorporation (6)

         3.2 Restated Articles of Incorporation of the Company as filed with the Secretary of State of Colorado on January 13, 1999
                  (7)

         3.3      Amended Bylaws

         4.1      Affiliated   Resources    Corporation   1997   Incentive   and
                  Non-Statutory Stock Option Plan, As Amended (7)

         4.1.1 Form of Affiliated Resources Corporation Employee Stock Option Agreement

         4.1.2 Stock Option Agreement by and between Peter C. Vanucci and Affiliated Resources Corporation, dated May 20, 1998 (2)

         4.1.2.(i)Stock  Option  Agreement  by and between  Peter C. Vanucci and
                  Affiliated Resources Corporation, dated January 3, 2000.

         4.1.3 Stock Option Agreement by and between Virginia M. Lazar and Affiliated Resources Corporation, dated May 20, 1998 (2)

         4.1.4 Stock Option Agreement by and between Edward S. Fleming and Affiliated Resources Corporation, dated May 20, 1998 (2)

         4.1.5 Stock Option Agreement by and between David L. Deerman and Affiliated Resources Corporation, dated March 30, 1999 (5)

         4.1.6 Stock Option Agreement by and between Michael R. Bradle and Affiliated Resources Corporation, dated January 3, 2000

         4.1.7 Stock Option Agreement by and between Barry Goverman and Affiliated Resources Corporation, dated February 9, 2000

         4.1.8 Stock Option Agreement by and between Catherine A. Tamme and Affiliated Resources Corporation, dated February 7, 2000

         4.1.9 Stock Option Agreement by and between Patricia A. Bodley and Affiliated Resources Corporation, dated September 15, 1999

         4.1.10 Stock Option Agreement by and between Edward W. Johnson and Affiliated Resources Corporation, dated October 28, 1999

         4.1.11 Stock Option Agreement by and between Lone Star Investment Management LLC and Affiliated Resources Corporation, dated December 30, 1999

         Exhibit
         Number            Description

         4.2.1 Amended Stock Option Agreement by and between Peter C. Vanucci and Affiliated Resources Corporation, dated December 31, 1999

         4.2.2 Amended Stock Option Agreement by and between Edward S. Fleming and Affiliated Resources Corporation, dated December 31, 1999

         4.2.3 Amended Stock Option Agreement by and between Virginia M. Lazar and Affiliated Resources Corporation, dated December 31, 1999

         4.2.4 Amended Stock Option Agreement by and between David L. Deerman and Affiliated Resources Corporation, dated December 31, 1999

         4.2.5 Amended Stock Option Agreement by and between Patricia A. Bodley and Affiliated Resources Corporation, dated December 31, 1999

         10.1     Promissory   Note   by  and   between   Affiliated   Resources
                  Corporation and Edward W. Johnson, dated October 28, 1999

         10.2 Settlement Agreement and Release by an between Synaptix Systems Corporation and Alan W. Harvey (8)

        Exhibit
         Number   Description

         10.3 Settlement Agreement and Release by an between Affiliated Resources Corporation and The Tiger Group LLC, and Matthew Hutchins and Daniel Gillett, collectively, dated September 22, 1999

         10.3.1 Promissory Note by and betwee Affiliated Resources Corporation and The Tiger Group LLC, and Matthew Hutchins and Daniel Gillett, collectively, dated September 22, 1999

         10.3.2 Bill of Sale by and between Affiliated Resources Cororation and The Tiger Group, LLC, dated September 22, 1999

         10.4     Lease  agreement by and between 4849  Greenville  Partners and
                  Synaptix  Systems  Corporation  d.b.a.   Affiliated  Resources
                  Corporation, dated September 15, 1999

         10.5 Agreement between The London Manhattan Company and Affiliated Resources Corporation, its subsidiaries, agents, affiliates, successors and assigns in connection with investment banking services provided by The London Manhattan Company to Affiliated Resources Corporation, dated September 21, 1999

         10.5.1   Agreement  for Services by and between  ComVest  International
                  Incorporated  and  Affiliated  Resources  Corporation,   dated
                  January 19, 2000

         10.6 Legal and Consultation Services Agreement by and between Michalk, Beatty & Alcozer, PLLC, effective as of January 18, 2000

         10.7.1 Computer Consultant Agreement between Christopher Landrum and Affiliated Resources Corporation, dated January 18, 2000

         10.7.2 Computer Consultant Agreement between RD Technology, Inc. and Affiliated Resources Corporation, dated January 18, 2000

         10.8 Distribution and Compensation Agreemen by and between RTB Ventures, Inc. and Affiliated Resources Corporation, dated August 31, 1999 (9)

         10.9 Employment Agreement by and between Virginia M. Lazar and Affiliated Resources Corporation, dated December 30, 1998

         10.10 Employment Agreement by and between Patricia A. Bodley and Affiliated Resources Corporation, dated September 15, 1999

         10.11 Employment Agreement by and between Peter C. Vanucci and Affiliated Resources Corporation, dated January 3 2000

         10.12 Employment Agreement by and between Michael R. Bradle and Affiliated Resources Corporation, dated January3, 2000

         10.13 Employment Agreement by and between Catherine Tamme and Affiliated Resources Corporation, dated February 7, 2000

         10.14    Employment   Agreement  by  and  between  Barry  Goverman  and
                  Affiliated Resources Corporation, dated February 7, 2000

       Exhibit
       Number     Description

         17       Resignation Letter of Mark F. Walz (2)

         17.1     Resignation Letter of Edward F. Feigha (5)

         27       Financial Data Schedule
__________________________________________
         (1)      Incorporated  herein by  reference in  Registrant's  Report on
                  Form 10-KSB for the year ended June 30,  1997,  dated  October
                  31, 1997.

         (2) Incorporated herein by reference in Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1998, dated May 26, 1998.

         (3) Incorporated herein by reference in Registrant's Report on Amendment No. 2 to Form 10-KSB for the year ended June 30, 1998, dated November 16, 1998.

         (4) Incorporated herein by reference in Registrant's Report on Form 8-K, dated August 3, 1998.

         (5) Incorporated herein by reference in Registrant's Report on Form 10-KSB for the transition period July 1, 1998 to December 31, 1998, dated August 6, 1999.

         (6) Incorporated herein by reference in Registrant's Report on Form 14A, dated December 30, 1996.

         (7) Incorporated herein by reference in Registrant's Report on Form 14A, dated November 16, 1998.

         (8) Incorporated herein by reference to Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1997, dated October 31, 1997.

         (9) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-QSB for the period September 30, 1999, dated November 18, 1999.

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

Dated:   May 17, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities indicated and on the dates indicated.

         Name                       Title                          Date

/s/ Peter C. Vanucci        Chairman,Chief Executive           May 17, 2000
Peter C.Vanucci             Officer & Director

/s/ Edward S. Fleming       President & Director               May 17, 2000
Edward S. Fleming

/s/ J. Thomas McManamon     Director                           May 17, 2000
J. Thomas McManamon

                                                                     Exhibit 2.5
              AGREEMENT FOR PROFESSIONAL SERVICES AND COMPENSATION

         This agreement made and entered into this 27th day of December, 1999 between Seneca Energy Partners L.P., a Texas Limited Liability Partnership (SENECA) and its general partner Lonestar Investment Management L.L.C. (LONESTAR), a Texas Limited Liability Company and Affiliated Resources Corporation, a Colorado Corporation (AFFILIATED).

                                                     RECITALS

         SENECA is engaged in the oil and gas business. LONESTAR is the general partner of SENECA and is in the business of organizing and managing oil and gas ventures. AFFILIATED desires to obtain an interest in oil and gas wells, and also desires to obtain an oil and gas business to add to the AFFILIATED holdings.

         Whereas, it is the desire of the parties to enter into this agreement for the sale and purchase of portion of SENECA and a management agreement with LONESTAR and in consideration of the contractual promises contained in this contract, the parties agree as follows:

         1.) 85% of its limited partnership units shall be transferred to AFFILIATED.

         2.) Jan R. Beatty and Michael R. Bradle will retain 14% of the remaining limited partnership units in SENECA.

         3.) LONESTAR will remain the general partner and retain its current 1% general partner interest in SENECA.

         4.) SENECA currently has an interest in 16 oil and gas wells in West Virginia with a reserve report value of approximately $182,000.00.

         5.) SENECA has identified and located additional working interests which are to be funded by a two-million dollar preferred share offering by AFFILIATED. Upon execution of this agreement, LONESTAR will sign a letter of intent with the various drillers.

         6.) As compensation, AFFILIATED agrees, upon the execution of this agreement, LONESTAR (or its assigns) shall receive 800,000 common shares of AFFILIATED. In addition, LONESTAR (or its assigns) shall have an irrevocable option to purchase 425,000 shares of common stock in AFFILIATED for the price of $.10 per share. All expenses of registration and transferring said shares shall be the responsibility of AFFILIATED.

         7.) LONESTAR will continue to manage SENECA. The partnership shall reimburse LONESTAR for any direct out-of-pocket expenses incurred by the General Partner on behalf of, or reasonably allocated to SENECA business. LONESTAR has incurred $45,000 in expenses. As part of this agreement, AFFILIATED agrees to reimburse LONESTAR this expense as a priority debt.

                                                 ENTIRE AGREEMENT

         This agreement constitutes the sole and only agreement of the parties and supersedes any prior understandings or written or oral agreements between the parties respecting this subject matter.

                                                    ASSIGNMENT

         Neither this agreement nor any duties or obligations under it shall be assignable without the prior written consent of all parties.

                                              SUCCESSORS AND ASSIGNS

         Subject to the provisions regarding assignment, this agreement shall be binding on and inure tot he benefit of the parties to it and their respective heirs, executors, administrators, legal representatives, successors and assigns.

                                                  ATTORNEY'S FEES

         If any action at law or in equity is brought to enforce or interpret the provisions of this agreement, the prevailing party shall be entitled to reasonable attorney's fees in addition to any other relief to which they may be entitled.

                                                   GOVERNING LAW

         The validity of this agreement and of any of its terms or provisions, as well as the rights and duties of the parties, shall be governed by the laws of the State of Texas. Venue shall be proper in Lampasas County, Texas.

                                                     AMENDMENT

         This agreement may be amended by the mutual agreement of the parties to it, in a writing to be attached to and incorporated in this agreement.

                                                LEGAL CONSTRUCTION

         In the event that any one or more of the provisions contained in this agreement shall for any reason be held to be invalid, illegal, or unenforceable in any respect, such invalidity, illegality, or unenforceability shall not affect any other provisions, and the agreement shall be construed as if such invalid, illegal, or unenforceable provision had never been contained in it.

         Executed at Killeen, Texas, on the day and year first above written.

                             SENECA ENERGY PARTNERS, L.P.


                             Jay R. Beatty, Limited Partner


                             Michael R. Bradle, Limited Partner

                             LONESTAR INVESTMENT MANAGEMENT, L.L.C.


                             Michael R. Bradle, Its President

                             AFFILIATED RESOURCES CORPORATION


                             Peter C. Vanucci
                             Its Chairman & CEO

                                                                     Exhibit 3.3
                                 AMENDED BYLAWS

                                       OF

                        AFFILIATED RESOURCES CORPORATION

                                    ARTICLE I

                                     Offices

         1.1 Principal Office: The principal office of the corporation shall initially be in Houston, Texas, but the Board of Directors, in its discretion, may keep and maintain offices wherever the business of the corporation may require.

         1.2 Registered Office and Agent: The corporation shall have and continuously maintain in the State of Colorado a registered office, which may be the same as its principal office, and a registered agent whose business office is identical with such registered office. The corporation may change its registered office or change its registered agent, or both, upon filing a statement as specified by law in the office of the Secretary of State of Colorado.

                                                     ARTICLE II

                                              Meetings of Shareholders

         2.1 Time and Place: Any meeting of the shareholders may be held at such time and place, within or outside the State of Colorado, as may be fixed by the Board of Directors or as shall be specified in the notice of the meeting or waiver of notice of the meeting. If no designation is made, or if a special meeting be otherwise called, the place of the meeting shall be the principal office of the corporation or such other place as the Board of Directors, in its discretion, may decide.

         2.2 Annual Meeting: The annual meeting of the shareholders shall be held at such place or date as the Board of Directors may determine.

         2.3 Special Meetings: Special meetings of the shareholders, for any purpose or purposes, may be called by the President or the Board of Directors, and shall be called by the President at the request of the holders of record of not less than 10% of all of the shares entitled to vote at the meeting. Subject to the provisions of the Colorado Corporation Code, the date of special meetings of shareholders, which are called by or at the request of person(s) other than the Chairman or a member of the Board of Directors, shall be fixed by the Board of Directors in its sole discretion.

         2.4 Closing of Transfer Books; Fixing of Record Date: For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment, thereof of shareholders entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other purpose, the Board of Directors of the corporation may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case, more than fifty (50) days. If the stock transfer books shall be closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for at least ten
(10) days immediately preceding such meeting. In lieu of closing the stock transfer books, the Board of Directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than fifty (50) days and, in the case of a meeting of shareholders, not less than ten (10) days prior to the date on which the particular action requiring such determination of shareholders is to be taken. If the stock transfer books are not closed and no record date is given for the determination of shareholders entitled to notice of or to vote at the meeting of shareholders, or shareholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall apply to any adjournment thereof.

         2.5 Voting List: At least ten days before each meeting of shareholders, the officer or agent having charge of the stock transfer books for the corporation's shares shall make, or cause to be made, a complete list of the shareholders entitled to vote at such meeting, or any adjournment of such meeting, which list shall be arranged in alphabetical order and shall contain the address of and number of shares held by each shareholder. This list shall be kept on file at the principal office of the corporation for a period of ten (10) days prior to such meeting, shall be produced and kept open at the meeting, and shall be subject to inspection by any shareholder for any purpose germane to the meeting during usual business hours of the corporation and during the whole time of the meeting. The original stock transfer books shall be the prima facie evidence as to who are the shareholders entitled to examine the record of transfer books or to vote at any meeting of shareholders.

         2.6 Notices: Written notice stating the place, day and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall, unless otherwise prescribed by statute, be delivered not less than ten (10) nor more than fifty (50) days before the date of the meeting, either personally or by mail, by or at the direction of the Chairman, the Board of Directors or other person(s) calling the meeting, to each shareholder of record entitled to vote at such meeting; provided, however, that if the meeting is called by or at the request of any person(s) other than the Chairman or the Board of Directors, or if the authorized shares of the corporation are to be increased, at least thirty (30) days' notice shall be given, and if sale of all or substantially all assets is to be voted upon, at least twenty (20) days' notice shall be given. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, postage prepaid, addressed to the shareholder at his address as it appears on the stock transfer books of the corporation. If delivered personally, such notice shall be deemed to be delivered when handed to the shareholder or deposited at his address as it appears on the stock transfer books of the corporation.

         2.7 Meeting of All Shareholders: If all of the shareholders shall meet at any time and place, either within or outside the State of Colorado, and consent to the holding of the meeting at such time and place, such meeting shall be valid without call or notice; and at such meeting any corporate action may be taken.

         2.8 Quorum:  Except as otherwise  provided by the Colorado  Corporation
Code and the Articles of Incorporation, one-third of the shares entitled to vote, represented in person or by proxy, shall constitute a quorum at any meeting of the shareholders. If a quorum shall not be present or represented, a majority of the shares so represented may adjourn the meeting from time to time for a period not to exceed sixty (60) days at any one adjournment. At any such adjourned meeting at which a quorum is represented any business may be transacted which might have been transacted at the meeting originally called. The shareholders present or represented at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum. Unless the adjournment is for more than thirty (30) days, or unless after the adjournment a new record date is fixed for the adjourned meeting, no notice of the adjourned meeting need be given other than announcement at the meeting at which adjournment is taken.

         2.9 Proxies: At all meetings of shareholders, a shareholder may vote in person or by proxy executed in writing by the shareholder or by a duly authorized attorney-in-fact. Such proxy shall be filed with the officer or agent having charge of the stock transfer books for shares before or at the time of the meeting. No proxy shall be valid after eleven (11) months from the date of its execution, unless otherwise provided in the proxy.

         2.10 Voting: If a quorum is present, the affirmative vote of the majority of the shares represented at the meeting and entitled to vote on the subject matter shall be the act of the shareholders, unless the vote of a greater proportion or number or voting by classes is otherwise required by statute or by the Articles of Incorporation or these Bylaws. Unless otherwise provided by the Articles of Incorporation, each outstanding share entitled to vote shall be entitled to one vote for each matter submitted to a vote at the meeting of shareholders. Voting on any question or in any election may be by voice vote unless the presiding officer shall order or any shareholder present in person or by proxy and entitled to vote shall demand that voting be by written ballot.

         2.11 Waiver: Whenever the law or these Bylaws require a notice of a meeting to be given, a written waiver of notice signed by a shareholder entitled to notice, whether before, at or after the time stated in the notice, shall be equivalent to the giving of notice. By attending a meeting, a shareholder: (a) waives objection to lack of notice or defective notice of such meeting unless the shareholder, at the beginning of the meeting, objects to the holding of the meeting or the transacting of business at the meeting; and (b) waives objection to consideration at such meeting of a particular matter not within the purpose or purposes described in the meeting notice unless the shareholder objects to considering the matter when it is presented.

         2.12 Action by Shareholders Without a Meeting: Any action required or permitted to be taken at a meeting of the shareholders may be taken without a meeting if a consent in writing setting forth the action so taken shall be signed by all of the shareholders entitled to vote with respect to such action. Such consent may be executed in counterparts. Such action shall be effective when all shareholders entitled to vote have signed the consent, unless the consent specifies a different effective date. The record date for determining shareholders entitled to take action without a meeting shall be the date the first shareholder signs the consent.

         2.13 Voting of Shares by Certain Shareholders: Shares standing in the name of another corporation may be voted by such, officer, agent or proxy as the bylaws of such corporation may prescribe, or, in the absence of such provision, as the board of directors of such other corporation may determine. Shares standing in the name of a deceased person, a minor ward or an incompetent person may be voted by an administrator, executor, court-appointed guardian or conservator, either in person or by proxy without a transfer of such shares into the name of such administrator, executor, court-appointed guardian or conservator. Shares standing in the name of a trustee may be voted by him, either in person or by proxy, but no trustee shall be entitled to vote shares held by him without a transfer of such shares into his name. Shares standing in the name of a receiver may be voted by such receiver and shares held by or under the control of a receiver may be voted by such receiver without the transfer thereof into the trustee's name if authority so to do be contained in an appropriate order of the court by which such receiver was appointed. A shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter the pledgee shall be entitled to vote the shares so transferred.

                                                     ARTICLE III

                                                      Directors

         3.1 Authority of the Board of Directors: The business and affairs of the corporation shall be managed by a Board of Directors which shall exercise all the powers of the corporation except as otherwise provided by Colorado law or the Articles of Incorporation of the corporation.

         3.2 Number: The number of directors of this corporation shall in no case be less than three. Subject to such limitation, the number of directors shall be fixed by resolution of the Board of Directors and may be increased or decreased by resolution of the Board of Directors but no decrease shall have the effect of shortening the term of any incumbent director.

         3.3 Chairman of the Board: There may be a Chairman of the Board who has been elected from among the directors. He shall preside at all meetings of the shareholders and of the Board of Directors. He shall have such other powers and duties as may be prescribed by the Board of Directors.

         3.4 Qualification: Directors shall be naturalized persons of the age of eighteen years or older but need not be residents of the State of Colorado or shareholders of the corporation.

         3.5 Election: The Board of Directors shall be elected at the annual meeting of the shareholders or at a special meeting called for that purpose.

         3.6 Term: Each director shall be elected to hold office until the next annual meeting of shareholders and until his successor shall have been elected and qualified.

         3.7 Removal and Resignation: Any director may be removed at a meeting expressly called for that purpose with or without cause in the manner prescribed in the Colorado Corporation Code. Any director may resign at any time by giving written notice to the President or to the Secretary and acceptance of such resignation shall not be necessary to make it effective unless the notice so provides. The resignation of any director shall take effect upon receipt of notice thereof or at such later time as shall be specified in such notice.

         3.8 Vacancies: Any vacancy occurring on the Board of Directors and any directorship to be filled by reason of an increase in the number of directors may be filled by the affirmative vote of a majority though less than a quorum of the remaining directors. A director elected to fill a vacancy shall hold office during the unexpired term of his predecessor in office. A director chosen to fill a position resulting from an increase in the number of directors shall hold office until the next annual meeting of shareholders and until his successor shall have been elected and qualified.

         3.9 Meetings: A regular meeting of the Board of Directors shall be held immediately after and at the same place as the annual meeting of shareholders. No notice of this meeting of the Board of Directors other than this Bylaw need be given. The Board of Directors or any committee designated by the Board of Directors may by resolution establish a time and place for additional regular meetings which may be held without further notice other than such resolution. Special meetings of the Board of Directors or any committee designated by the Board of Directors may be called by the President or a majority of the Board of Directors or of such committee. The person or persons authorized to call special meetings of the Board of Directors or committee thereof may fix any place either within or without the State of Colorado as the place for holding any special meeting of the Board of Directors called by them.

         3.10 Notices: Written notice of any special meeting of directors shall be given as follows: by mail to each director at his business address at least three days prior to the meeting; or by personal delivery or telegram at least 24 hours prior to the meeting to the business address of each director or in the event such notice is given on a Saturday, Sunday or holiday to the residence address of each director. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail so addressed with postage prepaid. If notice be given by telegram, such notice shall be deemed to be delivered when the telegram is delivered to the telegraph company. Neither the business to be transacted at nor the purpose of any regular or special meeting of the Beard of Directors need be specified in the notice or waiver of notice of such meeting.

         3.11 Waiver: Whenever the law or these Bylaws require a notice of a meeting to be given, a written waiver of notice signed by a director entitled to notice, whether before at or after the time stated in the notice shall be equivalent to the giving of such notice. By attending or participating in a regular or special meeting a director waives any required notice of such meeting unless the director at the beginning of the meeting objects to the holding of the meeting or the transacting of business at the meeting.

         3.12 Quorum; Voting: Except as provided in these Bylaws a majority of the number of directors fixed in accordance with these Bylaws shall constitute a quorum for the transaction of business at all meetings of the Board of Directors. The act of a majority of the directors present at any meeting at which a quorum is present shall be the act of the Board of Directors, except as otherwise specifically required by law or by the Articles of Incorporation.

         3.13 Presumption of Assent: A director of the corporation who is present at a meeting of the Board of Directors or any committee thereof at which corporate action is taken shall be presumed to have assented to the action taken unless he objects at the beginning of such meeting to the holding of the meeting or the transacting of business thereat or he shall contemporaneously request that his dissent from the action taken be entered in the minutes of the meeting or he shall file his written dissent to such action with the person acting as the secretary of the meeting before the adjournment thereof or shall forward such dissent by registered mail to the Secretary of the corporation immediately after adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.

         3.14 Attendance by Telephone: Members of the Board of Directors or any committee designated by the Board of Directors may participate in a meeting of the Board or committee by means of conference telephone or similar communications equipment by which all persons participating in the meeting can hear each other at the same time. Such participation shall constitute presence in person at the meeting.

         3.15 Action by Directors Without a Meeting: Any action required to or which may be taken at a meeting of the Board of Directors executive committee or other committee of the directors may be taken without a meeting if a consent in writing setting forth the action so taken shall be signed by all of the directors, executive or other committee members entitled to vote with respect to the proposed action and shall be delivered to the Secretary for inclusion in the minutes or for filing with the corporate records. Such consent shall be effective when all directors or committee members have signed the consent unless the consent specifies a different date.

         3.16 Compensation: By resolution of the Board of Directors and irrespective of any personal interest of any of the members, each director may be paid his expenses, if any, of attendance at each meeting of the Board of Directors and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the Board of Directors, or both. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

         3.17 Performance of Duties: A director of the corporation shall perform his duties as a director, including his duties as member of any committee of the Board upon which he may serve in good faith in a manner he reasonably believes to be in the best interests of the corporation and with such care as an ordinarily prudent person in a like position would use under similar circumstances. In performing his duties, a director shall be entitled to rely on information, opinions, reports, or statements, including financial statements and other financial data in each case prepared or presented by persons and groups listed in this Bylaw; but he shall not be considered to be acting in good faith if he has knowledge concerning the matter in question that would cause such reliance to be unwarranted. A person who so performs his duties shall not have any liability by reason of being or having been a director of the corporation. Those persons and groups on whose information, opinions, reports and statements a director is entitled to rely are: one or more officers or employees of the corporation whom the director reasonably believes to be reliable and competent in the matters presented; counsel; public accountants; or other persons, as to matters which the director reasonably believes to be within such persons' professional or expert competence; or a committee of the Board upon which he does not serve duly designated in accordance with a provision of the Articles of Incorporation or these Bylaws as to matters within its designated authority, which committee the director reasonably believes to merit confidence.

                                                     ARTICLE IV

                                                     Committees

         4.1 Executive and Other Committees Authorized: The Board of Directors, by resolution adopted by a majority of the entire Board of Directors, may designate from among its members an executive committee and one or more other committees each of which to the extent provided in the resolution shall have all of the authority of the Board of Directors. The Board of Directors may provide by resolution such powers, limitations and procedures for such committees as the Board deems advisable. However no such executive or other committee shall have the authority of the Board of Directors with reference to approving or recommending to shareholders amendment of the Articles of Incorporation; adoption of a plan of merger or consolidation; the sale, lease, exchange, or other disposition of all or substantially all of the property and assets of the corporation otherwise than in the usual and regular course of its business; a voluntary dissolution of the corporation or a revocation thereof; amendment of these Bylaws; declaring dividends or distributions; or approving any other act of the corporation prohibited by the Colorado Corporation Code or the Articles of Incorporation.

                                                      ARTICLE V

                  Officers

         5.1 Number Election and Term: The officers of the corporation shall be a Chief Executive Officer, President, Executive Vice President, Sr. Vice President, Vice President, Chief Financial Officer, Chief Communications Officer, Secretary, Treasurer, Assistant Secretary, and Assistant Treasurer, each of whom shall be elected by the Board of Directors. The Board of Directors may elect one or more Vice Presidents and the Board of Directors or the Chief Executive Officer may appoint one or more Assistant Secretaries or Assistant Treasurers and such other subordinate officers as the Board or the Chief Executive Officer shall deem necessary, each of whom shall hold office for such term and shall exercise such powers and perform such duties as shall be determined from time to time by the Chief Executive Officer. The officers of the corporation to be elected by the Board of Directors shall be elected annually at the first meeting of the Board of Directors held after the annual meeting of shareholders. Each officer shall be a natural person of the age of eighteen years or older and shall hold office until his successor shall have been duly elected and shall have qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided.

         5. 2 Chief Executive Officer: The Chief Executive Officer shall serve in such capacities as may be reasonably assigned to the Chief Executive Officer by the Board of Directors. Subject to the direction and control of the Board of Directors the Chief Executive Officer shall have general and active management and control of the business and affairs of the corporation and shall see that all orders and resolutions of the Board of Directors are carried into effect. He may sign with appropriate and duly authorized officers of the corporation contracts, deeds and other instruments on behalf of the corporation as are necessary and appropriate, including, without limitation, certificates for shares of the corporation, the issuance of which has been authorized by the Board of Directors. In connection with any capacities, the Chief Executive Officer shall have such duties, responsibilities and authority as may from time to time be reasonably assigned the Chief Executive Officer by the Board of Directors.

         5.3 President: The President, in the absence of a Chairman of the Board, shall preside at all meetings of shareholders and of the Board of Directors. The President shall have such duties, responsibilities and authority as are usual and customary for executives who hold the same or a substantially similar position with companies of comparable size in the same industry as the corporation. He shall perform such additional functions and duties as are appropriate and customary for the office of the President and as the Board of Directors may prescribe from time to time.

         5.4 Chief Operating Officer: The Chief Operating Officer, if there shall be a Chief Operating Officer, shall serve in such capacity as may be reasonably assigned to the office by the Board of Directors. The Chief Operating Officer will, among other things, be in charge of day- to-day operations, including overseeing the operations of the wholly owned subsidiaries of the Corporation. In this capacity, the Chief Operating Officer shall have duties, responsibilities and authorities as are usual and customary for executives who hold the same or a substantially similar position with companies of comparable size in the same industry as the corporation. In connection with any capacities, the Chief Operating Officer shall have such duties, responsibilities and authority as may from time to time be reasonably assigned to the office by the Board of Directors.

         5.5 Executive Vice President: The Executive Vice President, or if there shall be more than one, the Executive Vice Presidents, in the order determined by the Board of Directors, shall be the officer(s) next in seniority after the President. Each Executive Vice President shall also perform such duties and exercise such powers as are appropriate and as are prescribed by the Board of Directors or the President. Upon the death, absence or disability of the President, the

Executive Vice President or Senior Vice President, or if there shall be more than one, the Vice Presidents, in the order determined by the Board of Directors, shall perform the duties and exercise the powers of the President.

         5.6 Senior Vice President: The Senior Vice President, or if there shall be more than one, the Senior Vice Presidents, in the order determined by the Board of Directors, shall be the officer(s) next in seniority after the Executive Vice President. Each Senior Vice President shall also perform such duties and exercise such powers as are appropriate and as are prescribed by the Board of Directors or President. Upon the death, absence or disability of the President, or the Executive Vice President, or Senior Vice President, or if there shall be more than one, the Vice Presidents, in the order determined by the Board of Directors, shall perform the duties and exercise the powers of the President.

         5.7 Vice President: The Vice President, or if there shall be more than one, the Vice Presidents, in the order determined by the Board of Directors, shall be the officer(s) next in seniority after the Executive Vice President and Senior Vice President. Each Vice President shall also perform such duties and exercise such powers as are appropriate and as are prescribed by the Board of Directors or President. Upon the death, absence or disability of the President, the Executive Vice President or Senior Vice President, or if there shall be more than one, the Vice Presidents, in the order determined by the Board of Directors, shall perform the duties and exercise the powers of the President.

         5.8 Chief Financial Officer: The Chief Financial Officer shall have control of the funds and the care and custody of all stocks bonds and other securities owned by the corporation and shall be responsible for the preparation and filing of tax returns. He shall receive and give receipts for monies due and payable to the corporation from any source whatsoever and deposit all such monies in the name of the corporation in such banks, trust companies or other depositories that shall be selected in accordance with the provisions of these Bylaws. He shall perform such other duties and have such other powers as are appropriate and customary for the office of Chief Financial Officer as the Board of Directors or President may prescribe from time to time.

         5.9 Secretary: The Secretary shall see that all notices are duly given in accordance with the provisions of these Bylaws or as required by law; keep the minutes of the meetings of shareholders and the Board of Directors; have charge of the corporate seal and corporate and stock records; be custodian for all corporate records and files; prepare or cause to be prepared and filed reports to governmental agencies, other than tax returns; have authority to affix the corporate seal to any instrument requiring it (and when so affixed it may be attested by his signature); sign with appropriate and duly authorized officers of the corporation certificates for shares, the issuance of which shall have been authorized by the Board of Directors; and perform such other functions and duties as are appropriate and customary for the office of Secretary as the Board of Directors or the President may prescribe from time to time.

         5.10 Treasurer: The Treasurer shall have control of the funds and the care and custody of all stocks bonds and other securities owned by the corporation and shall be responsible for the preparation and filing of tax returns. He shall receive and give receipts for monies due and payable to the corporation from any source whatsoever and deposit all such monies in the name of the corporation in such banks trust companies or other depositories that shall be selected in accordance with the provisions of these Bylaws. He shall perform such other duties and have such other powers as are appropriate and customary for the office of Treasurer as the Board of Directors or President may prescribe from time to time.

         5.11 Chief Communications Officer: The Chief Communication Officer shall serve in such capacities as may be reasonably assigned to the office by the Board of Directors. The Chief Communications Officer will, among other things, be in charge of shareholder relations and corporate communications. In this capacity, the Chief Communications Officer shall have duties, responsibilities and authorities as are usual and customary for executives who hold the same or a substantially similar position with companies of comparable size in the same industry as the corporation. In connection with any capacities, the Chief Communications Officer shall have such duties, responsibilities and authority as may from time to time be reasonably assigned to the office by the Board of Directors.

         5.12 Assistant Secretaries and Assistant Treasurers: The Assistant Secretaries when authorized by the Board of Directors may sign with the Chairman or Vice Chairman of the Board of Directors or the President or a Vice President, certificates for shares of the corporation, the issuance of which shall have been authorized by resolution of the Board of Directors. The Assistant Secretaries and Assistant Treasurers in general shall perform such duties as shall be assigned to them by the Secretary or the Treasurer, respectively, or by the President or the Board of Directors.

         5.13 Removal and Resignation: Any officer or agent may be removed at any time by the Board of Directors or other executive committee, if any, whenever in its judgment the best interests of the corporation shall be served. Any such removal shall be without prejudice to the contract rights of any of person so removed. Election or appointment of an officer or agent shall not of itself create contract rights. Any officer may resign at any time by giving written notice of resignation to the Chairman of the Board or to the Secretary and acceptance of such resignation shall not be necessary to make it effective unless the notice so provides. Subject to the authority of the Board of Directors, any vacancy occurring in any other office of the corporation may be filled by the President and Chief Operating Officer for the unexpired portion of the term.

         5.14 Compensation: Officers shall receive such compensation for their services as may be authorized or ratified by the Board of Directors. Election or appointment of an officer shall not of itself create a contract right to compensation for services performed as such officer and no officer shall be prevented from receiving a salary by reason of the fact that he is also a director of the corporation.

         ARTICLE VI

         Shares

         6.1 Certificates: Certificates representing shares of the capital stock of the corporation may be impressed with the corporate seal or a facsimile thereof and shall be signed by the Chairman or Vice Chairman of the Board of Directors or the President or any Vice President and by the Secretary or an Assistant Secretary. All certificates shall be respectively numbered serially for each class of shares or series thereof as they are issued and the names of the owners, the number of shares, and the date of issue shall be entered on the books of the corporation. Each certificate representing shares shall state upon its face (a) that the corporation is organized under the laws of the State of Colorado, (b) the name of the person to whom issued, (c) the number of shares which the certificate represents, (d) the class (or series designation of any class), and (e) the par value of the shares represented thereby or a statement that the shares are without par value. If the corporation is authorized to issue shares of more than one class, a statement of the designations, preferences, qualifications, limitations, restrictions, and special or relative rights of the shares of each class shall be set forth in full or summarized on the face or back of the certificates which the corporation shall issue, or, in lieu thereof, the certificate may set forth that such a statement or summary will be furnished to any shareholder upon request without charge. Each certificate shall be otherwise in such form as may be prescribed by the Board of Directors and shall conform to the rules of any stock exchange on which the shares may be listed. The corporation shall not issue certificates representing fractional shares and shall not be obliged to make any transfers creating a fractional interest in a share of stock. The corporation may, but shall not be obligated to, issue scrip in lieu of any fractional shares, such scrip to have terms and conditions specified by the Board of Directors.

         6.2 Facsimile Signatures: Where a certificate is countersigned by a transfer agent or registrar other than the corporation or its employee, any signatures on the certificate may be facsimile. In case any officer who has signed or whose facsimile signature has been placed upon any certificate shall cease to be such officer, whether because of death, resignation, or otherwise, before the certificate is issued by the corporation it may nevertheless be issued by the corporation with the same effect as if he were such officer at the date of issue.

         6.3 Cancellation of Certificates: All certificates surrendered to the corporation for transfer shall be cancelled and no new certificates shall be issued in lieu thereof until the former certificate for a like number of shares shall have been surrendered and cancelled, except as herein provided with respect to lost, stolen or destroyed certificates.

         6.4 Lost, Stolen or Destroyed Certificates: Any shareholder claiming that his certificate for shares is lost, stolen or destroyed may make an affidavit or affirmation of that fact and lodge the same with the Executive Vice President and Secretary of the corporation or its duly authorized transfer agent or registrar, accompanied by a signed application for a new certificate. Thereupon and upon the giving of the satisfactory bond of indemnity to the corporation not exceeding an amount double the value of the shares as represented by such certificate (the necessity for such bond and the amount required to be determined by the President and Chief Financial Officer of the corporation) a new certificate may be issued of the same tenor and representing the same number, class and series of shares as were represented by the certificate alleged to be lost, stolen or destroyed.

         6.5 Transfer of Shares: Subject to the terms of any shareholder agreement relating to the transfer of shares or other transfer restrictions contained in the Articles of Incorporation or authorized therein, shares of the corporation shall be transferable on the books of the corporation by the holder thereof in person or by his duly authorized attorney upon surrender and cancellation of the certificate or certificates for a like number of shares. Upon presentation and surrender of a certificate for shares properly endorsed and payment of all taxes therefor, the transferee shall be entitled to a new certificate or certificates in lieu thereof. As against the corporation a transfer of shares can be made only on the books of the corporation and the manner herein above provided and the corporation shall be entitled to treat the holder of record of any share as the owner thereof and shall not be bound to recognize any equitable or other claim to or interest in such share on the part of any other person whether or not it shall have express or other notice thereof, save as expressly provided by the statutes of the State of Colorado.

                                                     ARTICLE VII

                                                    Miscellaneous

         7.1 Corporate Seal: The Board of Directors shall adopt a seal which shall be circular in form and shall bear the name of the corporation and the words SEAL and COLORADO which when adopted shall constitute the corporate seal of the corporation.

         7.2 Fiscal Year: The Board of Directors has adopted the calendar year as the corporation's fiscal year.

         7.3 Amendment of Bylaws: These Bylaws may at any time and from time to time be amended, supplemented or repealed and new Bylaws adopted by a majority of the directors present at any meeting of the Board of Directors of the corporation at which a quorum is present.
         7.4 Emergency Bylaws: The Board of Directors may adopt emergency Bylaws operative during any emergency in the conduct of the business of the corporation resulting from an attack on the United States or any nuclear or atomic disaster, notwithstanding any different provision in these Bylaws or in the Articles of Incorporation of the corporation or in the Colorado Corporation Code. Emergency Bylaws so adopted shall be subject to repeal or change by further action of the Board of Directors or by action of the shareholders but no such repeal or change shall hold any officer, director or employee acting in accordance with emergency Bylaws so adopted liable, except for willful misconduct with regard to any action taken prior to the time of such repeal or change.

                                                     CERTIFICATE

         The undersigned hereby certifies that he is the duly elected, qualified, acting and hereunto authorized Secretary of the corporation and that the foregoing Bylaws constitute a true and complete copy of the Bylaws of Affiliated Resources Corporation, adopted by the Board of Directors of the Corporation as of March __, 2000.


                                   ------------------------------
                                                 , Secretary

                                                                   Exhibit 4.1.1










                                            SYNAPTIX SYSTEMS CORPORATION
                                                        dba
                                          AFFILIATED RESOURCES CORPORATION


                                          1997 INCENTIVE STOCK OPTION PLAN

                                                         AND

                                        1997 NON-STATUTORY STOCK OPTION PLAN

                                            SYNAPTIX SYSTEMS CORPORATION
                                                        dba
                                          AFFILIATED RESOURCES CORPORATION

                                          1997 INCENTIVE STOCK OPTION PLAN
                                                         AND
                                        1997 NON-STATUTORY STOCK OPTION PLAN


1.       Plan Names and Purposes

         (a) This Plan document is intended to implement and govern two separate Stock Option Plans of Synaptix Systems Corporation, a Colorado corporation doing business as Affiliated Resources Corporation (the "Company"): the Synaptix Systems Corporation dba Affiliated Resources Corporation 1997 Incentive Stock Option Plan ("Plan A") and the Synaptix Systems Corporation dba Affiliated Resources Corporation 1997 Non-Statutory Stock Option Plan ("Plan B"; Plan A and Plan B are sometimes collectively referred to herein as the "Plans"). Plan A provides for the granting of options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422(b) of the Code. Plan B provides for the granting of options that are not intended to so qualify. Unless specified otherwise, all the provisions of this Plan document relate equally to both Plan A and Plan B, and are reflected in one Plan document solely for purposes of administrative convenience and are not intended to constitute tandem plans.

         (b) The purpose of the Plans is to promote the growth and general prosperity of the Company and its Affiliated Companies, by permitting the Company, through the grant of option(s) ("Option(s)") to purchase shares of its common stock ("Common Stock"), to attract and retain the best available persons for positions of substantial responsibility, and to provide certain key employees with an additional incentive to contribute to the success of the Company and its Affiliated Companies.

2.       Administration

         (a)      The Plans shall be administered by the Board.

         (b) The Board shall have sole authority, in its absolute discretion, to determine which of the eligible persons (the "Optionees") of the Company and its Affiliated Companies shall receive Options. Subject to the express provisions and restrictions of the Plans, the Board shall have sole authority, in its absolute discretion, to determine the time when Options shall be granted, the terms and conditions of an Option, other than those terms and conditions fixed under the Plans, the number of shares which may be issued upon exercise of an Option and the means of payment for such shares. In addition, the Board shall have authority to do everything necessary or appropriate to administer the Plans, including but not limited to (i) setting different terms and conditions for different Options and (ii) interpreting the Plans. All decisions, determinations and interpretations of the Board shall be final and binding upon all Optionees.

         (c) The Board shall have the authority to delegate some or all of the powers granted to it pursuant to this Section 2 to a Committee (the "Committee") appointed by the Board and consisting of not fewer than three (3) members of the Board. The Board may, from time to time, remove members from, or add members to, the Committee, and vacancies on the Committee shall be filled by the Board. In addition, the Board may at any time, by resolution, abolish the Committee and revest in the Board the administration of the Plans. All decisions, determinations and interpretations of the Committee shall be final and binding on all Optionees, unless otherwise determined by the Board.

         (d) The Committee, if appointed pursuant to Subsection (c), shall report to the Board the names of employees and other eligible persons granted Options(s), the number of shares covered by each Option, and the terms and conditions of each such Option.

         (e)      Definitions.

                  (i) Affiliated Companies: For purposes of the Plans, the term "Affiliated Companies" shall mean any component member of a controlled group of corporations, as defined under Section 1563 of the Code, in which the Company is also a component member.

                  (ii)     Code:  The Internal Revenue Code of 1986, as amended.

                  (iii) Officer: The President, Chief Executive Officer, Chief Administrative Officer, Chief Operating Officer, Secretary, Chief Financial Officer, any Vice President in charge of a principal business function (such as Sales, Operations, Administration or Finance) and any other person who performs similar policy making functions for the Company.

                  (iv)     Parent  Corporation:  A  corporation  as  defined  in
                           Section 424(e) of the Code.

                  (v) Restricted Shareholder: An individual who, at the time an Option is granted under Plan A, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the employer corporation or of its Parent Corporation or Subsidiary Corporation, with stock ownership to be determined in accordance with the attribution rules set forth in Section 424(d) of the Code.

                  (vi)     Subsidiary  Corporation:  A corporation as defined in
                           Section 424(f) of the Code.

3. Eligibility. The following persons shall be eligible for the grant of options:

         (a) in the case of Plan A, any Officer or key employee of the Company, Parent Corporation or any Subsidiary Corporation of the Company who renders services which tend to contribute materially to the success of the Company, Parent Corporation or Subsidiary Corporation; and

         (b) in the case of Plan B, any Officer or key employee described in Subsection 3(a) above and any non-employee Directors of the Company, Parent Corporation or Subsidiary Corporation who renders services which tend to contribute materially to the success of the Company, Parent Corporation or Subsidiary Corporation.

         The determination as to whether an employee is eligible to receive Options hereunder shall be made by the Board (or the Committee, if so authorized) in its sole discretion, and the decision of the Board (or Committee) shall be binding and final. Such Options may be granted to one or more eligible persons without being granted to other such persons, as the Board or Committee may deem fit.

4.       Maximum  Number  of  Shares  to be  Optioned;  Limitation  on Shares to
         Directors.

         (a) The maximum aggregate number of shares which may be optioned under Plan A and Plan B is seven million shares of the authorized Common Stock of the Company.

         (b) All shares to be optioned under either Plan A or Plan B may be either authorized but unissued shares or shares held in the treasury. Shares of Common Stock that (i) are repurchased by the Company after being issued hereunder pursuant to the exercise of an Option or (ii) remain unissued as the result of the lapse or expiration of an option, shall not be included in the above-described maximum number of shares which may be optioned hereunder.

         (c) Notwithstanding anything to the contrary contained herein, no Option may be granted hereunder if the aggregate of the shares of stock subject to such Option and the number of shares of Common Stock subject to outstanding Options previously granted hereunder or under any other stock option plan of the Company would exceed 10% of the total shares of voting stock of all classes outstanding at such time.

         (d) No more than seven fiscal year end million shares of the maximum aggregate number of shares of Common Stock described in Section 4(a) above may be optioned and sold to non-employee Directors of the Company under Plan A and Plan B considered in the aggregate.

5.       Option Price.

         (a) Plan A. The Option Price for shares of Common Stock to be issued under Plan A shall be greater than or equal to the Fair Market Value of such shares on the date on which the Option covering such shares is granted by the Board (or the Committee, if so authorized by the Board), except that if on the date on which such Option is granted the Optionee is a Restricted Shareholder, then such Option Price shall be greater than or equal to 110% of the Fair Market Value of the shares of Common Stock subject to the Option on the date such Option is granted by the Board (or the Committee, if so authorized by the Board).

         (b) Plan B. The Option Price for shares of Common Stock to be issued under Plan B shall be determined by the Board (or the Committee, if so authorized by the Board) as of the date on which the Option covering such shares is granted.

         (c) The Fair Market Value of shares of Common Stock for all purposes of both Plan A and Plan B shall be, if the Common Stock is listed or admitted to trading on any major stock exchange, the mean between the lowest and highest reported sale price on such day on the principal stock exchange on which the Common Stock is listed or admitted to trading, or if no sale takes place on such principal stock exchange, then the closing asked price of the Common Stock on such exchange on such day. If the Fair Market Value of any shares of Common Stock cannot be determined under the foregoing method, then the Fair Market Value of such shares shall be determined by an outside third party hired by the Board or set by the Board (or the Committee, if so applicable) in its sole discretion, exercised in good faith.

6. Exercise of Option. Subject to the restrictions, conditions and limitations set forth in this Plan document and/or any applicable Stock Option Agreement entered into hereunder, the Options granted under the Plans shall be exercisable in accordance with the following rules:

         (a) Subject to the specific provisions of this Section 6, Options shall become exercisable at such times and in such installments (which may be cumulative) as the Board shall provide in the terms of each individual Option; provided, however, that by a resolution adopted after an Option is granted, the Board may, on such terms and conditions as it may determine to be appropriate and subject to the specific provisions of this Section 6, accelerate the time at which such Option or installment thereof may be exercised. For purposes of the Plans, any currently exercisable installment of an Option granted hereunder shall be referred to as an "Accrued Installment".

         (b) Subject to the provisions of Subsections 6(c), (d) or (e), an Option may be exercised at any time prior to the Fifth
                  Anniversary Date, subject to the restrictions contained in this Section 6 and in the applicable Stock Option Agreement. In no event shall any Option be exercised subsequent to the day prior to the Fifth Anniversary Date of such Option, regardless of the circumstances then existing (including but not limited to, the death or termination of employment of the Optionee). As used herein, the term "Fifth Anniversary Date" shall mean the fifth anniversary of date on which the Option was granted hereunder.

         (c) Notwithstanding the foregoing provisions of this Section 6, in the event the Company or the shareholders of the Company enter into an agreement to dispose of all or substantially all of the assets or stock of the Company by means of a sale, merger, consolidation, reorganization, liquidation, or otherwise, an Option shall become immediately exercisable with respect to the full number of shares subject to that Option during the period commencing as of the date of execution of such agreement and ending as of the earlier of (i) the applicable expiration date for such Option, as provided for in the Stock Option Agreement, or (ii) the day prior to the Fifth Anniversary Date, or (iii) the date on which the disposition of assets or stock contemplated by the agreement is consummated. Upon the consummation of any such disposition of assets or stock, the Plans and any unexercised Options issued hereunder (or any unexercised portion thereof) shall terminate and cease to be effective, unless provision is made in connection with such transaction for assumption of Options previously granted or the substitution for such Options of new Options covering the securities of a successor corporation or an affiliate thereof, with appropriate adjustments as to the number and kind of securities and prices. Any change or adjustment made pursuant to the terms of this Subsection 6(c) with respect to Incentive Stock Options (Plan A) shall be made in such manner so as not to constitute a "modification" as defined in Section 424(h) of the Code, and so as not to cause any Incentive Stock Option issued under Plan A to fail to continue to qualify as an Incentive Stock Option, as defined in Section 422(b) of the Code. Notwithstanding the foregoing, in the event that any such agreement shall be terminated without consummating the disposition of said stock or assets, any unexercised unaccrued installments that had become exercisable solely by reason of the provisions of this Subsection 7(c) shall again become unaccrued and unexercisable as of said termination of such agreement, subject, however, to such installments accruing pursuant to the normal accrual schedule provided in the terms under which such Option was granted. Any exercise of an installment prior to said termination of said agreement shall remain effective notwithstanding that such installment became exercisable solely by reason of the Company entering into said agreement to dispose of the stock or assets of the Company.

         (d) Subject to the provisions of Subsection 6(e) below, as of the effective date of the termination of continuous employment or Directorship of an Optionee with the Company (or Affiliated Company) for any reason other than death or disability for more than one year (the "Termination Date"), any unexercised Options or Accrued Installments of Options granted hereunder to such terminated Optionee shall expire and become unexercisable as of the earlier of (i) the applicable expiration date with respect to such Accrued Installments as provided for in the Stock Option Agreement, (ii) the applicable Fifth Anniversary Date, or (iii) thirty (30) days following said Termination Date; provided, however, that the Board may extend such thirty (30) day period in the case of an Option under Plan A for the period not to exceed three (3) months following the Termination Date and in the case of Options under Plan B for a period not to exceed one (1) year following the Termination Date, but in no event, beyond the Expiration Date provided for in the Stock Option Agreement or applicable Fifth Anniversary Date, whichever is earlier. Any installments under said Option which have not accrued as of said Termination Date shall expire and become unexercisable as of said Termination Date. Any portion of an Option that expires hereunder shall remain unexercisable and be of no effect whatsoever after such expiration, notwithstanding that such Optionee may be reemployed by, or again become a Director of, the Company or an Affiliated Company. The Board or Committee shall determine the effect of approved leaves of absence and all other matters relating to "continuous employment."

         (e) Notwithstanding the foregoing provisions of this Section 7, in the event of the death of an Optionee while an employee or Director of the Company (or an Affiliated Company), or in the event of the termination of employment or directorship by reason of the Optionee's permanent and total disability, any unexercised Options or Accrued Installments of Options granted hereunder to such Optionee shall expire and become unexercisable as of the earlier of (i) the applicable expiration date with respect to such Accrued Installments as provided for in the Stock Option Agreement, (ii) the applicable Fifth Anniversary Date, (iii) the first anniversary of the date of death of such Optionee (if applicable), or (iv) the first anniversary of the date of the termination of employment or directorship by reason of permanent and total disability (if applicable). Any such Accrued Installments of a deceased Optionee may be exercised prior to their expiration by (and only by) the person or persons to whom the Optionee's Option rights shall pass by will or by the laws of descent and distribution, if applicable, subject, however, to all of the terms and conditions of the Plans and the applicable Stock Option Agreement governing the exercise of Options granted hereunder. Any installments under such a deceased or disabled Optionee's Option that have not accrued as of the date of his death or termination of employment or directorship due to permanent and total disability, as the case may be, shall expire and become unexercisable as of said date of death or termination of employment or directorship. For purposes of this Subsection 7(e), an Optionee shall be deemed employed by the Company (or Affiliated Company) during any period of leave of absence from active employment, as authorized by the Company (or Affiliated Company). For purposes of the Plans, the term "permanent and total disability" shall be defined under Section 72(m)(7) of the Code.

         (f) An Option shall be deemed exercised when written notice of such exercise has been given to the Company at its principal business office by the person entitled to exercise the Option and full payment in cash or cash equivalents (or with shares of Common Stock, pursuant to Section 10) for the shares with respect to which the Option is exercised has been received by the Company. Until the issuance of the stock certificates, no right to vote or receive dividends or any other rights as a stockholder, shall exist with respect to optioned shares, notwithstanding the exercise of the Option. No adjustment will be made for a dividend or other rights for which the record date is prior to the date the stock certificate is issued, except as provided in Section 20.

         (g) An Option may be exercised in accordance with this Section 7 as to all or any portion of the shares covered by an Accrued Installment of the Option, from time to time, during the applicable Option Period, but shall not be exercisable with respect to fractions of a share. The Board or Committee may prescribe the minimum number of shares in which an Option is exercisable.

         (h) As soon as practicable after any proper exercise of an Option in accordance with the provisions of the Plans, the Company shall, without transfer or issue tax to the Optionee, deliver to the Optionee at the main office of the Company, or such other place as shall be mutually acceptable, a certificate or certificates representing the shares of Common Stock as to which the Option has been exercised. The time of issuance and delivery of the Common Stock may be postponed by the Company for such period as may be required for it, with reasonable diligence, to comply with any applicable listing requirements of any national or regional securities exchange and any law or regulation applicable to the issuance and delivery of such shares.

8. Authorization to Issue Options and Shareholder Approval. Options granted under the Plans shall be conditioned upon the Company obtaining any required permit from the California Department of Corporations and/or other appropriate governmental agencies, free of any conditions not acceptable to the Board, authorizing the Company to issue such Options; provided, however, such condition shall lapse as of the effective date of issuance of such permit(s) in a form to which the Company does not object within sixty (60) days. The grant of Option(s) under the Plans shall also be upon the condition that no shares shall be issued upon exercise of any Option prior to the approval of the Plans by the vote or written consent of the holders of a majority of the outstanding shares of the Company's Common Stock.

9.       Limit on Incentive Stock Option Grants.

         (a) The aggregate Fair Market Value (determined as of the Option Grant Date) of the shares of Common Stock, with respect to which Incentive Stock Options are exercisable for the first time by any employee of the Company during any calendar year under all Incentive Stock Option Plans of the Company, and any Parent or Subsidiary Corporation of the Company shall not exceed Five Million $10,000,000 Dollars ($5,000,000) based on the fair market value thereof at the date of the grant.

         (c) The limitation imposed by this Section 9 shall not apply with respect to Non-Statutory Stock Options granted under Plan B.

10. Payment of Exercise Price with Company Stock. The Board or the Committee, if so authorized, may provide that, upon exercise of the Option, the Optionee may elect to pay for all or some of the shares of Common Stock underlying the Option with shares of Common Stock of the Company previously acquired and owned at the time of exercise by the Optionee, provided that the Optionee will make representations and warranties satisfactory to the Company regarding his title to the shares used to effect the purchase, including, without limitation, representations and warranties that the Optionee has good and marketable title to such shares, free and clear of any and all liens, encumbrances, charges, equities, claims, security interests, options or restrictions, and has full power to deliver such shares without obtaining the consent or approval of any person or governmental authority, other than those which have already given consent or approval in a form satisfactory to the Company. The equivalent dollar value of the shares used to effect the purchase shall be the Fair Market Value of the shares as of the date of exercise of the Option determined pursuant to Section 5(c) above.

11. Stock Option Agreement. The terms and conditions of Options granted under the Plans shall be evidenced by a Stock Option Agreement (hereinafter referred to as the "Agreement") executed by the Company and the person to whom the Option is granted. Each Agreement shall contain the following provisions approved by the Board (or the Committee):

         (a) A provision fixing the number of shares which may be issued upon exercise of the Option;

         (b)      A provision establishing the Option Price per share;

         (c) A provision establishing the times and the installments in which Options may be exercised;

         (d) A provision incorporating therein this Plan document by reference;

         (e) A provision clarifying which Options are intended to be Incentive Stock Options under Plan A, and which are intended to be Non-Statutory Stock Options under Plan B;

         (f) A provision fixing the maximum duration of the Option as not more than five (5) years from the Option Grant Date;

         (g) Such representations and warranties by the employee as may be required by Section 21 of this Plan document, or as may be required by the Board (or the Committee) in its discretion;

         (h) Any other restrictions (in addition to those established under the Plans) as may be established by the Board (or the Committee) with respect to the exercise of the Option, the transfer of the Option, and/or the transfer of the shares purchased by exercise of the Option, provided that such restrictions are not in conflict with the Plans; and

         (i) Such other terms and conditions not inconsistent with the Plans as may be established by the Board (or the Committee).

12. Taxes, Fees and Expenses. The Company shall pay all original issue and transfer taxes (but not income taxes, if any) with respect to the grant of Options and/or the issue and transfer of shares pursuant to the exercise of such Options, and all other fees and expenses necessarily incurred by the Company in connection therewith, and will, from time to time, use its best efforts to comply with all of the laws and regulations which, in the opinion of counsel for the Company, shall be applicable thereto.

13. Withholding of Taxes. The grant of Options hereunder and the issuance of Common Stock pursuant to the exercise of such Options is conditioned upon the Company's reservation of the right to withhold, in accordance with any applicable law, from any compensation payable to the Optionee, any taxes required to be withheld by Federal, State or local law, as a result of the grant or exercise of any such Option. Alternatively, the Optionee may elect to satisfy the Company's withholding obligation by directing the Company to withhold exercisable shares of Common Stock, or by delivering shares of Common Stock owned by the Optionee; provided, however, that any such election shall:

         (a) Be made prior to the date that the amount of tax to be withheld is to be determined (the "Tax Date");

         (b)      Be irrevocable;

         (c)      Be subject to the disapproval of the Committee;

         (d) For Officers and Directors of the Company, be made at least six (6) months after the grant of the Stock Option (except that this limitation shall not apply in the event that death or disability of the Optionee occurs prior to the expiration of the six-month period); and

         (e)      For Officers and Directors of the Company,  be made either six
                  (6) months prior to the Tax Date, or in a ten (10) day "window period" beginning on the third day following the release of the Company's quarterly statement of sales or earnings.

14. Amendment or Termination of the Plan. The Board may modify, suspend, discontinue, amend, terminate, revise and/or change the Plans at any time; provided, however, that except as provided in Section 20 below, the Board shall not amend the Plans in any of the following respects without shareholder approval:

         (a)      To increase the maximum number of shares subject to the Plans;

         (b) To change the designation of class of employees eligible to receive Incentive Stock Options under the Plans;

         (c) To extend the term of the Plans, or the maximum Option exercise period; or

         (d) To decrease the minimum price at which shares may be optioned under the Plans, except as provided in Section 20 below.

         Furthermore, the Plans may not, without the approval of the shareholders, be amended in any manner that would cause Incentive Stock Options issued under Plan A to fail to qualify as Incentive Stock Options, as defined in Section 422(b) of the Code. Notwithstanding the foregoing, no modification, amendment, revision, termination or change of the Plans shall adversely affect Options granted on or prior to the date thereof, as evidenced by the execution of an Option Agreement by both the Company and the Optionee, without the consent of such Optionee.

15. Options Not Transferable. Options granted under the Plans may not be sold, pledged, hypothecated, assigned, encumbered, gifted or otherwise transferred or alienated in any manner, either voluntarily or involuntarily by operation of law, otherwise than by will or the laws of descent or distribution and may be exercised during the lifetime of an Optionee only by such Optionee.

16. Restrictions on Transfer of Stock. The transfer of stock received pursuant to the exercise of an Option granted under the Plans (hereinafter "Optioned Stock") is prohibited unless such transfer is exempt from registration under the Securities Act of 1933, as amended, or a Rule or Regulation of the Securities and Exchange Commission thereunder, or unless a Registration Statement covering such transfer is in effect at the time the transfer is to occur. The certificate evidencing said stock shall bear an appropriate legend on the face thereof evidencing such restrictions, as provided in Section 23 below.

17. Reservation of Shares of Common Stock. The Company, during the term of the Plans, will at all times reserve and keep available such number of shares of its Common Stock as shall be sufficient to satisfy the requirements of the Plans.

18. Restrictions on Issuance of Shares. The Company, during the term of the Plans, will use its best efforts to seek to obtain from the appropriate regulatory agencies (other than the Securities and Exchange Commission) any requisite authorization in order to issue and sell such number of shares of its Common Stock as shall be sufficient to satisfy the requirements of the Plans. Nothing herein shall require the Company to register shares of its Common Stock under the Securities Act of 1933. The inability of the Company to obtain from any such regulatory agency having jurisdiction thereover the authorization deemed by the Company's counsel to be necessary to the lawful issuance and sale of any shares of its stock hereunder, or the Company's unwillingness to register its shares under the Securities Act of 1933, if deemed necessary by the Company's counsel, shall relieve the Company of any liability in respect of the non-issuance or sale of such stock as to which such requisite authorization shall not have been obtained.

19. Notices. Any notice to be given to the Company pursuant to the provisions of the Plans shall be addressed to the Company in care of the Secretary at its principal office, and any notice to be given to an employee to whom an Option is granted hereunder shall be addressed to him at the address given beneath his signature on his Stock Option Agreement, or at such other address as such employee or his transferee (upon the transfer of optioned stock) may hereafter designate in writing to the Company. Any such notice shall be deemed duly given when enclosed in a properly sealed envelope or wrapper, addressed as aforesaid, registered or certified and deposited, postage and registry or certification fee prepaid, in a post office or branch post office regularly maintained by the United States Postal Service. It shall be the obligation of each Optionee and each transferee holding optioned stock to provide the Secretary of the Company, by letter mailed as provided hereinabove, with written notice of his correct mailing address.

20. Adjustments Upon Changes in Capitalization. If the outstanding shares of Common Stock of the Company are increased, decreased, changed into or exchanged for a different number or kind of shares of stock of the Company through reorganization, recapitalization, reclassification, stock dividend, stock split or reverse stock split, upon proper authorization of the Board, an appropriate and proportionate adjustment shall be made in the total number of shares which may be optioned under the Plans, the number of shares which may be optioned to Directors and Officers of the Company under the Plans, and the number or kind of shares, and the per-share Option Price thereof, which may be issued upon exercise of Options granted under the Plans; provided, however, that no such adjustment need be made if, upon the advice of counsel, the Board determines that such adjustment may result in the receipt of federally taxable income to holders of Options granted hereunder or the holders of Common Stock or other classes of the Company's securities. If any Option granted under the Plans shall terminate for any reason or expire before such Option is exercised in full, the securities which might otherwise have been issued upon exercise of such Option shall again become available for purposes of the Plans.

21. Representations and Warranties. As a condition to the exercise of any portion of an Option, the Company may require the person exercising such Option to make any representation or warranty to the Company as may, in the judgment of counsel to the Company, be required under any applicable law or regulation, including, but not limited to, a representation and warranty that the shares are being acquired only for investment and without any present intention to sell or distribute such shares if such a representation is required under the Securities Act of 1933, or any other applicable law, regulation or rule of any governmental agency.

22. No Enlargement of Employee Rights. The Plans are purely voluntary on the part of the Company, and the continuance of the Plans shall not be deemed to constitute a contract between the Company and any employee, or to be consideration for or a condition of the employment of any employee. Nothing contained in the Plans shall be deemed to give any employee the right to be retained in the employ of the Company or its Affiliated Companies, or to interfere with the right of the Company or an Affiliated Company to discharge any employee thereof at any time.

23. Legends on Stock Certificates. Unless an appropriate registration statement is filed pursuant to the Securities Act of 1933, as amended, with respect to the shares of Common Stock issuable under the Plans, each certificate representing such Common Stock shall be endorsed on its face with the following legend or its equivalent:

         (a) "The shares represented by this Certificate have not been registered under the federal Securities Act of 1933, as amended (the "Act"). Transfer or sale of such securities or any interest therein is unlawful except after registration, or pursuant to an exemption from the registration requirements, as provided in the Act and the Regulations thereunder."

         (b) Any other legend(s) required by the California Commissioner of Corporations.

24. Invalid Provisions. In the event that any provision of this Plan document is found to be invalid or otherwise unenforceable under any applicable law, such invalidity or unenforceability shall not be construed as rendering any other provisions contained herein invalid or unenforceable, and all such other provisions shall be given full force and effect to the same extent as though the invalid or unenforceable provision were not contained herein.

25. Applicable Law. The Plans shall be governed by and construed in accordance with the laws of the State of California.

26. Successors and Assigns. The Plans shall be binding on and inure to the benefit of the Company and each employee to whom an Option is granted hereunder, and their respective, heirs, executors, administrators, legatees, personal representatives, assignees, successors and transferees.

26. Term of Plans. The Plans shall be effective as of May 1, 1997, and shall continue in effect until May 1, 2002, unless terminated earlier by action of the Board. No Option hereunder may be granted after five years from the effective date.

         IN WITNESS WHEREOF, pursuant to the due authorization and adoption of the Plans by the Board on November 5, 1997, the Company has caused the Plans to be executed by its duly authorized Officers, effective as of May 1, 1997, with respect to Options granted on or after that date.

                          SYNAPTIX SYSTEMS CORPORATION
                          dba AFFILIATED RESOURCES CORPORATION

                          By:
                                   Edward S. Fleming , Acting President
                                   & Director

                          By:
                                      Mark F. Walz, Director

                          SYNAPTIX SYSTEMS CORPORATION
                       3050 Post Oak Boulevard, Suite 1080
                              Houston, Texas 77056

                                  VOTING BALLOT



         The undersigned hereby appoints Peter C. Vanucci and Virginia M. Lazar as Proxies, each with power to appoint his substitute, to represent and to vote on behalf of the undersigned all shares of Common Stock which the undersigned is entitled to vote at the Annual Meeting of Shareholders scheduled to be held at the executive offices of Synaptix Systems Corporation, Houston, Texas, on Wednesday, December 16, 1998, and to any and all adjournments thereof, with all powers the undersigned would possess if personally present and particularly with respect to Proposals 1,2,3, 4 and 5, in their discretion, and upon such other business as may properly come before the meeting. This proxy, when properly executed, will be voted in the manner directed herein by the undersigned shareholder. If no direction is made, this proxy will be voted "FOR" Proposals 1, 2, 3, 4 and 5, and in accordance with the best judgment of the proxies on any other matters which may properly come before the meeting.

1. ELECTION OF DIRECTORS NOMINEES: Peter C. Vanucci, Edward F. Feighan, Edward S. Fleming and J. Thomas McManamon (INSTRUCTION: To withhold authority to vote for any individual nominee, write that nominee's name in the space below.)


         [ ] FOR all nominees listed, except  [ ] WITHHOLD AUTHORITY
             as marked to the contrary          to vote for all nominees listed

2. APPROVAL OF AN AMENDMENT TO THE ARTICLES OF INCORPORATION TO CHANGE THE NAME OF THE COMPANY TO AFFILIATED RESOURCES CORPORATION

         [   ]    FOR               [   ]   AGAINST           [   ]    ABSTAIN

3. RATIFICATION OF THE ADOPTION OF THE COMPANY'S INCENTIVE STOCK OPTION PLAN AND NON-STATUTORY STOCK OPTION PLAN

         [   ]    FOR               [   ]   AGAINST           [   ]    ABSTAIN

4.       APPROVAL  OF THE  CHANGE  IN THE  FISCAL  YEAR  END OF THE  COMPANY  TO
         DECEMBER 31

         [   ]    FOR               [   ]   AGAINST           [   ]    ABSTAIN

5. RATIFICATION OF THE APPOINTMENT OF WEINSTEIN SPIRA & COMPANY, P.C. AS THE COMPANY'S INDEPENDENT AUDITORS

         [   ]    FOR               [   ]   AGAINST           [   ]    ABSTAIN

6. TO TRANSACT SUCH OTHER BUSINESS AS MAY PROPERLY COME BEFORE THE MEETING OR ANY ADJOURNMENT OF THE MEETING.

DATED:
                                          (Signature)


                                                     (Signature if held jointly)
                                                     Please sign exactly as name
                                                     appears  in type.  When the
                                                     shares  are held for  joint
                                                     tenants,  both should sign.
                                                     When  signing as  attorney,
                                                     executor,    administrator,
                                                     trustee or guardian, please
                                                     give full title as such. If
                                                     a corporation,  please sign
                                                     in full  corporate  name by
                                                     President      or     other
                                                     authorized  officer.  If  a
                                                     partnership, please sign in
                                                     partnership     name     by
                                                     authorized person.

                                                                Exhibit 4.1.2(i)
                                          AFFILIATED RESOURCES CORPORATION

                                         EMPLOYEE   STOCK OPTION   AGREEMENT

         This Agreement is made effective as of the 3rd day of January, 2000 (the "Option Grant Date"), by and between AFFILIATED RESOURCES CORPORATION (the "Company") and PETER C. VANUCCI (the "Optionee").

                                                      RECITALS

         WHEREAS, the Board of Directors of the Company has established the Synaptix Systems Corporation (now known as Affiliated Resources Corporation) 1997 Incentive Stock Option Plan (the "Plan"); and

         WHEREAS, pursuant to the provisions of said Plan, the Board of Directors of the Company, by action duly taken on December 31, 1999, granted to the Optionee an option or options (the "Option(s)") to purchase shares of the common stock of the Company on the terms and conditions set forth herein.

                                                      AGREEMENT

         NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants set forth herein and other good and valuable consideration, the parties hereto agree as follows:

         1. The Option(s). The Optionee may, at his option and on the terms and conditions set forth herein and in accordance with the terms and conditions set forth in PETER C. VANUCCI's Employment Agreement, attached hereto and made a part hereof, purchase all or any part of an aggregate of EIGHT HUNDRED THOUSAND (800,000) shares of common stock under the Plan, at the price of $.10 per share.

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

800,000        $.10           January 3, 2000                    January 3, 2004

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

         (c) Acknowledges that he is familiar with Section 7 of the Plan regarding the exercise of the Option(s) and represents that he understands that said Option(s) must be exercised on or before the earliest of the following dates, whichever is applicable;
                  (i) the "Terminate" date noted above in Section 2; (ii) the day prior to the fifty anniversary of the Option(s) grant Date, as provided in Section 7(b) of the Plan; (iii) the Effective Date of a sale or other disposition of all or substantially all of the stock or assets of the Company as provided in Subsection 7(c) of the Plan; (iv) the date which is 30 days following the Optionee's termination of employment for any reason, other than death or total and permanent disability, as provided under Subsection 7(d) of the Plan; or
                  (v) the date that is one year following his termination of employment by reason of his death, or the date that is one year following his termination of employment by reason of total and permanent disability, whichever is applicable, as provided in Subsection 7(e) of the Plan.

         (d) Acknowledges and understands that the use by Optionee of Company Stock to pay the exercise price of an Option, as permitted by Section 4 of this Agreement, may have significant adverse tax consequences for Optionee, and that Optionee should consult with a knowledge tax advisor prior to utilizing Company Stock to exercise an Option.

         4. Exercise. In order to exercise an Option, the Optionee shall deliver a written notice of exercise to the Company at its principal business office, which notice shall specify the number of shares to be purchased and shall be accompanied by payment in cash or check, made payable to the order of the Company in the full amount of the purchase price of the shares to be purchased.

         5. Representation and Warranties. As a condition to the exercise of any portion of an Option, the Company may require the person exercising such Option to make any representation and/or warranty to the Company as may, in judgment of Counsel to the Company, be required under any applicable law or regulation, including but not limited to, a representation and warranty that the shares are being acquired only for investment and without any present intention to sell or distribute such shares, in the opinion of counsel for the Company, such a representation is required under the Securities Act of 1933, or any other applicable law, regulations or rule of any governmental agency.

         6. Options Not Transferable. The Option(s) may be exercised during the lifetime of the Optionee, only by the Optionee. The Optionee's rights and interests under this Agreement and in and to the Option(s) may not be sold, pledged, hypothecated, assigned, encumbered, gifted or otherwise transferred in any manner, either voluntarily or involuntarily, by operation of law, except by will or the laws of descent or distribution, subject to the provisions of Section 7(e) of the Plan.

         7. No Enlargement of Employee Rights. Nothing in this Agreement shall be construed to confer upon the Optionee (if any employee) any right to continue employment with the Company (or an Affiliated Company), or to restrict in any way the right of the Company (or an Affiliated Company, if he is an employee thereof) to terminate his employment.

         8. Withholding of Taxes. Subject to any election by Optionee to deliver stock owned by Optionee or to withhold shares of stock exercised pursuant to such option to satisfy such withholding obligation, Optionee authorized the
Company to withhold, in accordance with any applicable law, from any compensation payable to him, any taxes required to be withheld by Federal, State or local law, as a result of the Grant of the Option(s) or the issuance of stock, pursuant to the exercise of such Option(s).

         9. Laws Applicable to Construction. This Agreement shall be construed and enforced in accordance with the laws of the State of Texas.

         10. Agreement Binding on Successors. The terms of this Agreement shall be binding upon the executors, administrators, heirs, successors, transferees and assignees of the Optionee.

         11. Costs of Litigation. In any action at law or in equity to enforce any of the provisions or rights under this Agreement or the Plan, the unsuccessful party to such litigation, as determined by the Court in a final judgment or decree, shall pay the successful party or parties all costs, expenses and reasonable attorney's fees incurred by the successful party or parties (including without limitation, costs, expenses and fees on any appeals), and if the successful party recovers judgment in any such action or proceeding, such costs, expenses and attorney's fees shall be included as part of the judgment.

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

         14. Invalid Provisions. In any event that any provision of this Agreement is found to be invalid or otherwise unenforceable under any applicable law, such invalidity or unenforceability shall not be construed as rendering any other provisions contained herein invalid or unenforceable, and all such other provisions shall be given full force and effect to the same extent as though the invalid and unenforceable provision was not contained herein.

         IN WITNESS WHEREOF, The Company and the Optionee have executed this Agreement, effective as of the date first written hereinabove.

THE COMPANY:                     OPTIONEE:

AFFILIATED RESOURCES                      ______________________________
CORPORATION, INC.,               PETER C. VANUCCI
A Colorado Corporation           8221 Brecksville Road, Building 3, Suite 207
                                 Brecksville, Ohio 44141

BY:___________________________           ______________________________
       Michael R. Bradle, President      Social Security Number

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


Dated:______________________                 ______________________________
                                             Spouse



                                          REPRESENTATION OF MARITAL STATUS

         By his or her signature below, the Optionee represents that he or she is not legally married as of the date of execution of this Agreement.


Dated:______________________              ______________________________
                                          Optionee

                                                                   Exhibit 4.1.6
                                          AFFILIATED RESOURCES CORPORATION

                                         EMPLOYEE   STOCK OPTION   AGREEMENT

         This Agreement is made effective as of the 3rd day of January, 2000 (the "Option Grant Date"), by and between AFFILIATED RESOURCES CORPORATION (the "Company") and MICHAEL R. BRADLE (the "Optionee").

                                                      RECITALS

         WHEREAS, the Board of Directors of the Company has established the Synaptix Systems Corporation (now known as Affiliated Resources Corporation) 1997 Incentive Stock Option Plan (the "Plan"); and

         WHEREAS, pursuant to the provisions of said Plan, the Board of Directors of the Company, by action duly taken on December 31, 1999, granted to the Optionee an option or options (the "Option(s)") to purchase shares of the common stock of the Company on the terms and conditions set forth herein.

                                                      AGREEMENT

         NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants set forth herein and other good and valuable consideration, the parties hereto agree as follows:

         1. The Option(s). The Optionee may, at his option and on the terms and conditions set forth herein and in accordance with the terms and conditions set forth in MICHAEL R. BRADLE's Employment Agreement, attached hereto and made a part hereof, purchase all or any part of an aggregate of EIGHT HUNDRED THOUSAND (800,000) shares of common stock under the Plan, at the price of $.10 per share.

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

800,000          $.10            January 3, 2000           January 3, 2004

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

         (c) Acknowledges that he is familiar with Section 7 of the Plan regarding the exercise of the Option(s) and represents that he understands that said Option(s) must be exercised on or before the earliest of the following dates, whichever is applicable;
                  (i) the "Terminate" date noted above in Section 2; (ii) the day prior to the fifty anniversary of the Option(s) grant Date, as provided in Section 7(b) of the Plan; (iii) the Effective Date of a sale or other disposition of all or substantially all of the stock or assets of the Company as provided in Subsection 7(c) of the Plan; (iv) the date which is 30 days following the Optionee's termination of employment for any reason, other than death or total and permanent disability, as provided under Subsection 7(d) of the Plan; or
                  (v) the date that is one year following his termination of employment by reason of his death, or the date that is one year following his termination of employment by reason of total and permanent disability, whichever is applicable, as provided in Subsection 7(e) of the Plan.

         (d) Acknowledges and understands that the use by Optionee of Company Stock to pay the exercise price of an Option, as permitted by Section 4 of this Agreement, may have significant adverse tax consequences for Optionee, and that Optionee should consult with a knowledge tax advisor prior to utilizing Company Stock to exercise an Option.

         4. Exercise. In order to exercise an Option, the Optionee shall deliver a written notice of exercise to the Company at its principal business office, which notice shall specify the number of shares to be purchased and shall be accompanied by payment in cash or check, made payable to the order of the Company in the full amount of the purchase price of the shares to be purchased.

         5. Representation and Warranties. As a condition to the exercise of any portion of an Option, the Company may require the person exercising such Option to make any representation and/or warranty to the Company as may, in judgment of Counsel to the Company, be required under any applicable law or regulation, including but not limited to, a representation and warranty that the shares are being acquired only for investment and without any present intention to sell or distribute such shares, in the opinion of counsel for the Company, such a representation is required under the Securities Act of 1933, or any other applicable law, regulations or rule of any governmental agency.

         6. Options Not Transferable. The Option(s) may be exercised during the lifetime of the Optionee, only by the Optionee. The Optionee's rights and interests under this Agreement and in and to the Option(s) may not be sold, pledged, hypothecated, assigned, encumbered, gifted or otherwise transferred in any manner, either voluntarily or involuntarily, by operation of law, except by will or the laws of descent or distribution, subject to the provisions of Section 7(e) of the Plan.

         7. No Enlargement of Employee Rights. Nothing in this Agreement shall be construed to confer upon the Optionee (if any employee) any right to continue employment with the Company (or an Affiliated Company), or to restrict in any way the right of the Company (or an Affiliated Company, if he is an employee thereof) to terminate his employment.

         8. Withholding of Taxes. Subject to any election by Optionee to deliver stock owned by Optionee or to withhold shares of stock exercised pursuant to such option to satisfy such withholding obligation, Optionee authorized the
Company to withhold, in accordance with any applicable law, from any compensation payable to him, any taxes required to be withheld by Federal, State or local law, as a result of the Grant of the Option(s) or the issuance of stock, pursuant to the exercise of such Option(s).

         9. Laws Applicable to Construction. This Agreement shall be construed and enforced in accordance with the laws of the State of Texas.

         10. Agreement Binding on Successors. The terms of this Agreement shall be binding upon the executors, administrators, heirs, successors, transferees and assignees of the Optionee.

         11. Costs of Litigation. In any action at law or in equity to enforce any of the provisions or rights under this Agreement or the Plan, the unsuccessful party to such litigation, as determined by the Court in a final judgment or decree, shall pay the successful party or parties all costs, expenses and reasonable attorney's fees incurred by the successful party or parties (including without limitation, costs, expenses and fees on any appeals), and if the successful party recovers judgment in any such action or proceeding, such costs, expenses and attorney's fees shall be included as part of the judgment.

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

         14. Invalid Provisions. In any event that any provision of this Agreement is found to be invalid or otherwise unenforceable under any applicable law, such invalidity or unenforceability shall not be construed as rendering any other provisions contained herein invalid or unenforceable, and all such other provisions shall be given full force and effect to the same extent as though the invalid and unenforceable provision was not contained herein.

         IN WITNESS WHEREOF, The Company and the Optionee have executed this Agreement, effective as of the date first written hereinabove.

THE COMPANY:                            OPTIONEE:

AFFILIATED RESOURCES                             ______________________________
CORPORATION, INC.,                      MICHAEL R. BRADLE
A Colorado Corporation                  1211 West Fourth Street
                                        Lampasas, Texas 76550

BY:___________________________          ______________________________
       Peter C. Vanucci, Chairman       Social Security Number

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


Dated:______________________             ______________________________
                                         Spouse



                                          REPRESENTATION OF MARITAL STATUS

         By his or her signature below, the Optionee represents that he or she is not legally married as of the date of execution of this Agreement.


Dated:______________________           ______________________________
                                       Optionee

                                                                   Exhibit 4.1.7
                                          AFFILIATED RESOURCES CORPORATION

                                         EMPLOYEE   STOCK OPTION   AGREEMENT

         This Agreement is made effective as of the 7th day of February, 2000 (the "Option Grant Date"), by and between AFFILIATED RESOURCES CORPORATION (the "Company") and BARRY GOVERMAN (the "Optionee").

                                                      RECITALS

         WHEREAS, the Board of Directors of the Company has established the Synaptix Systems Corporation (now known as Affiliated Resources Corporation) 1997 Incentive Stock Option Plan (the "Plan"); and

         WHEREAS, pursuant to the provisions of said Plan, the Board of Directors of the Company, by action duly taken on December 31, 1999, granted to the Optionee an option or options (the "Option(s)") to purchase shares of the common stock of the Company on the terms and conditions set forth herein.

                                                      AGREEMENT

         NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants set forth herein and other good and valuable consideration, the parties hereto agree as follows:

         1. The Option(s). The Optionee may, at his option and on the terms and conditions set forth herein and in accordance with the terms and conditions set forth in BARRY GOVERMAN's Employment Agreement, attached hereto and made a part hereof, purchase all or any part of an aggregate of FIVE HUNDRED THOUSAND (500,000) shares of common stock under the Plan, at the price of $.10 per share.

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

500,000          $.10         February 7, 2000             February 7, 2004

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

         (c) Acknowledges that he is familiar with Section 7 of the Plan regarding the exercise of the Option(s) and represents that he understands that said Option(s) must be exercised on or before the earliest of the following dates, whichever is applicable;
                  (i) the "Terminate" date noted above in Section 2; (ii) the day prior to the fifty anniversary of the Option(s) grant Date, as provided in Section 7(b) of the Plan; (iii) the Effective Date of a sale or other disposition of all or substantially all of the stock or assets of the Company as provided in Subsection 7(c) of the Plan; (iv) the date which is 30 days following the Optionee's termination of employment for any reason, other than death or total and permanent disability, as provided under Subsection 7(d) of the Plan; or
                  (v) the date that is one year following his termination of employment by reason of his death, or the date that is one year following his termination of employment by reason of total and permanent disability, whichever is applicable, as provided in Subsection 7(e) of the Plan.

         (d) Acknowledges and understands that the use by Optionee of Company Stock to pay the exercise price of an Option, as permitted by Section 4 of this Agreement, may have significant adverse tax consequences for Optionee, and that Optionee should consult with a knowledge tax advisor prior to utilizing Company Stock to exercise an Option.

         4. Exercise. In order to exercise an Option, the Optionee shall deliver a written notice of exercise to the Company at its principal business office, which notice shall specify the number of shares to be purchased and shall be accompanied by payment in cash or check, made payable to the order of the Company in the full amount of the purchase price of the shares to be purchased.

         5. Representation and Warranties. As a condition to the exercise of any portion of an Option, the Company may require the person exercising such Option to make any representation and/or warranty to the Company as may, in judgment of Counsel to the Company, be required under any applicable law or regulation, including but not limited to, a representation and warranty that the shares are being acquired only for investment and without any present intention to sell or distribute such shares, in the opinion of counsel for the Company, such a representation is required under the Securities Act of 1933, or any other applicable law, regulations or rule of any governmental agency.

         6. Options Not Transferable. The Option(s) may be exercised during the lifetime of the Optionee, only by the Optionee. The Optionee's rights and interests under this Agreement and in and to the Option(s) may not be sold, pledged, hypothecated, assigned, encumbered, gifted or otherwise transferred in any manner, either voluntarily or involuntarily, by operation of law, except by will or the laws of descent or distribution, subject to the provisions of Section 7(e) of the Plan.

         7. No Enlargement of Employee Rights. Nothing in this Agreement shall be construed to confer upon the Optionee (if any employee) any right to continue employment with the Company (or an Affiliated Company), or to restrict in any way the right of the Company (or an Affiliated Company, if he is an employee thereof) to terminate his employment.

         8. Withholding of Taxes. Subject to any election by Optionee to deliver stock owned by Optionee or to withhold shares of stock exercised pursuant to such option to satisfy such withholding obligation, Optionee authorized the
Company to withhold, in accordance with any applicable law, from any compensation payable to him, any taxes required to be withheld by Federal, State or local law, as a result of the Grant of the Option(s) or the issuance of stock, pursuant to the exercise of such Option(s).

         9. Laws Applicable to Construction. This Agreement shall be construed and enforced in accordance with the laws of the State of Texas.

         10. Agreement Binding on Successors. The terms of this Agreement shall be binding upon the executors, administrators, heirs, successors, transferees and assignees of the Optionee.

         11. Costs of Litigation. In any action at law or in equity to enforce any of the provisions or rights under this Agreement or the Plan, the unsuccessful party to such litigation, as determined by the Court in a final judgment or decree, shall pay the successful party or parties all costs, expenses and reasonable attorney's fees incurred by the successful party or parties (including without limitation, costs, expenses and fees on any appeals), and if the successful party recovers judgment in any such action or proceeding, such costs, expenses and attorney's fees shall be included as part of the judgment.

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

         14. Invalid Provisions. In any event that any provision of this Agreement is found to be invalid or otherwise unenforceable under any applicable law, such invalidity or unenforceability shall not be construed as rendering any other provisions contained herein invalid or unenforceable, and all such other provisions shall be given full force and effect to the same extent as though the invalid and unenforceable provision was not contained herein.

         IN WITNESS WHEREOF, The Company and the Optionee have executed this Agreement, effective as of the date first written hereinabove.

THE COMPANY:                         OPTIONEE:

AFFILIATED RESOURCES                          ______________________________
CORPORATION, INC.,                   BARRY GOVERMAN
A Colorado Corporation               42 Brentwood Drive
                                     North Easton, Massachusetts 02356

BY:___________________________       ______________________________
       Peter C. Vanucci, Chairman    Social Security Number

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


Dated:______________________                ______________________________
                                            Spouse



                                          REPRESENTATION OF MARITAL STATUS

         By his or her signature below, the Optionee represents that he or she is not legally married as of the date of execution of this Agreement.


Dated:______________________           ______________________________
                                       Optionee

                                                                   Exhibit 4.1.8
                                          AFFILIATED RESOURCES CORPORATION

                                          EMPLOYEE STOCK OPTION AGREEMENT


         This Agreement is made effective as of the 7th day of February, 2000 (the "Option Grant Date"), by and between AFFILIATED CORPORATION (the "Company") and CATHERINE A. TAMME (the "Optionee").

                                                      RECITALS

         WHEREAS, the Board of Directors of the Company has established the Affiliated Resources Corporation 1997 Incentive Stock Option Plan (the "Plan"); and

         WHEREAS, pursuant to the provisions of said Plan, the Board of Directors of the Company, by action duly taken on December 30, 1999, granted to the Optionee an option or options (the "Option(s)") to purchase up to 200,000 shares of the common stock of the Company on the terms and conditions set forth herein, and further, that such grant of options shall be for a period of three
(3) years and five (5) months wherein said Optionee shall have the right to purchase said shares, as the shares were granted to Optionee in consideration of Ms. Tamme's acceptance of employment as Chief Financial Officer, in accordance with a resolution that was adopted by the board of directors on December 30, 1999.

                                                      AGREEMENT

         NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants set forth herein and other good and valuable consideration, the parties hereto agree as follows:

         1. The Option(s). The Optionee may, at her option and on the terms and conditions set forth herein, purchase all or any part of an aggregate of Two Hundred Thousand (200,000) shares of common stock under the Plan, at the price of $.10 per share.

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

         200,000        $.10     February 7, 2000          May 13, 2003

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

         (3) Acknowledges that he is familiar with Section 7 of the Plan regarding the exercise of the Option(s) and represents that he understands that said Option(s) must be exercised on or before the earliest of the following dates, whichever is applicable:
                  (I) the "Terminate" date noted above in Section 2; (ii) the day prior to the fifth anniversary of the Option(s) Grant Date, as provided in Section 7(b) of the Plan; (iii) the Effective Date of a sale or other disposition of all or substantially all of the stock or assets of the Company, as provided in Subsection 7(c) of the Plan; (iv) the date which is 30 days prior to the Optionee's fifth anniversary of the Options Grant Date, other than death or total and permanent disability, as provided under Subsection 7(d) of the Plan; or
                  (v) the date that is one year following his death. or the date that is one year following his total and permanent disability, whichever is applicable, as provided in Subsection 7(e) of the Plan.

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


AFFILIATED RESOURCES CORPORATION                     OPTIONEE


By:
     Peter C. Vanucci,                Catherine A. Tamme
     Title: Chairman and CEO          8221 Brecksville Road, Bldg. 3, Ste 207
                                         Brecksville, Ohio 44141

By:
     Virginia M. Lazar
     Title: Executive Vice President & Secretary


                                          REPRESENTATION OF MARITAL STATUS

         By his or her signature below, the Optionee represents that he or she is not legally married as of the date of execution of this Agreement.


Dated: February 7, 2000
                                               Catherine A. Tamme, Optionee

                                                                   Exhibit 4.1.9
                                          AFFILIATED RESOURCES CORPORATION

                                          EMPLOYEE STOCK OPTION AGREEMENT

     This Agreement is made effective as of the 15th day of September, 1999 (the "Option Grant Date"), by and between AFFILIATED RESOURCES CORPORATION (the "Company") and PATRICIA A. BODLEY (the "Optionee").

                                                      RECITALS

     WHEREAS, the Board of Directors of the Company has established the Synaptix Systems Corporation 1997 Incentive Stock Option Plan (now known as Affiliated Resources Corporation) (the "Plan"); and

     WHEREAS, pursuant to the provisions of said Plan, the Board of Directors of the Company, by action duly taken on September 15, 1999, granted to the Optionee an option or options (the "Option(s)") to purchase shares of the common stock of the Company on the terms and conditions set forth herein.

                                                      AGREEMENT

     NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants set forth herein and other good and valuable consideration, the parties hereto agree as follows:

         1. The Option(s). The Optionee may, at her option and on the terms and conditions set forth herein, purchase all or any part of an aggregate of Ten Thousand (10,000) shares of common stock under the Plan, at the price of $.25 per share.

     2. Plan Type and Exercise Dates. The Options (if more than one) are intended as separate incentive stock options. The Option(s) shall be exercisable at the option price(s) as to the specific number of shares on and after the "Start" dates and on or before the "Termination" dates set forth below:

          Numbers of     Option                 Exercise Dates
           Shares        Price     Start Date      Termination Date

             10,000      $.25        9/15/99           9/15/2004

     Optionee acknowledges that she understands that she has no right whatsoever to exercise the Option(s) granted hereunder with respect to any Optioned Shares covered by any installment, until such installment accrues as provided above. Optionee further understands that the Option(s) granted hereunder shall expire and become unexercisable as provided in Section 3(c) below.

     3. Governing Plans. This Agreement hereby incorporates by reference the Plan and all of the terms and conditions of the Plan and as the same may be amended from time to time hereafter in accordance with the terms thereof, but no such subsequent amendment shall adversely affect the Optionee's rights under this Agreement and the Plan, except as may be required by applicable law. The Optionee expressly acknowledges and agrees that the provisions of this Agreement are subject to the Plan; the terms of this Agreement shall in no manner limit or modify the controlling provisions of the Plan, and in case of any conflict between the provisions of the Plan and this Agreement, the provisions of the Plan shall be controlling and binding upon the parties hereto. The Optionee also hereby expressly acknowledges, represents and agrees as follows:

     (a) Acknowledges receipt of a copy of the Plan, a copy of which is attached hereto and by reference, incorporated herein, and represents that she is familiar with the terms and provisions of said Plan, and hereby accepts this Agreement, subject to all of the terms and provisions of said Plan.

     (b) Agrees to accept as binding, conclusive and final, all decisions or interpretations of the Board of Directors (or the Committee, if so authorized) upon any questions arising under the Plan.

     (c) Acknowledges that she is familiar with Section 7 of the Plan regarding the exercise of the Option(s) and represents that she understands that said Option(s) must be exercised on or before the earliest of the following dates, whichever is applicable: (i) the "Termination" date noted above in Section 2; (ii) the day prior to the fifth anniversary of the Option(s) Grant Date, as provided in Section 7(b) of the Plan;
         (iii) the Effective Date of a sale or other disposition of all or substantially all of the stock or assets of the Company, as provided in Subsection 7(c) of the Plan; (iv) the date which is 30 days following the Optionee's termination of employment for any reason, other than death or total and permanent disability, as provided under Subsection 7(d) of the Plan; or (v) the date that is one year following her termination of employment by reason of her death, or the date that is one year following her termination of employment by reason of total and permanent disability, whichever is applicable, as provided in Subsection 7(e) of the Plan.

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

     6. Options Not Transferable. The Option(s) may be exercised during the lifetime of the Optionee, only by the Optionee. The Optionee's rights and interests under this Agreement and in and to the Option (s) may not be sold, pledged, hypothecated, assigned, encumbered, gifted or otherwise transferred in any manner, either voluntarily or involuntarily, by operation of law, except by will or the laws of descent or distribution, subject to the provisions of
Section 7(e) of the Plan.

     7. No Enlargement of Employee Rights. Nothing in this Agreement shall be construed to confer upon the Optionee (if an employee) any right to continue employment with the Company (or an Affiliated Company), or to restrict in any way the right of the Company (or an Affiliated Company, if she is an employee thereof) to terminate her employment.

     8. Withholding of Taxes. Subject to any election by Optionee to deliver stock owned by Optionee or to withhold shares of stock exercised pursuant to such option to satisfy such withholding obligation, Optionee authorizes the
Company to withhold, in accordance with any applicable law, from any compensation payable to her, any taxes required to be withheld by Federal, State or local law, as a result of the Grant of the Option(s) or the issuance of stock, pursuant to the exercise of such Option(s).

         9. Laws Applicable to Construction. This Agreement shall be construed and enforced in accordance with the laws of the State of Texas.

         10. Agreement Binding on Successors. The terms of this Agreement shall be binding upon the executors, administrators, heirs, successors, transferees and assignees of the Optionee.

     11. Costs of Litigation. In any action at law or in equity to enforce any of the provisions or rights under this Agreement or the Plan, the unsuccessful party to such litigation, as determined by the Court in a final judgment or decree, shall pay the successful party or parties all costs, expenses an reasonable attorney's fees incurred by the successful party or parties (including without limitation, costs, expenses and fees on any appeals), and if the successful party recovers judgment in any such action or proceeding, such costs, expenses and attorney's fees shall be included as part of the judgment.

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


AFFILIATED RESOURCES CORPORATION            OPTIONEE

By:
      Peter C. Vanucci                      Patricia A. Bodley
      Title: Chairman & CEO                 2400 Lazy Hollow #119D
                                            Street Address
                                            Houston, Texas 77063
By:                                         City and State
      Virginia M. Lazar                     ###-##-####
      Title: Secretary                      Social Security Number

                                                   SPOUSAL CONSENT

         By his or her signature below, the spouse of the Optionee, if such Optionee be legally married as of the date of his execution of this Agreement, acknowledges that she has read this Agreement and Plan, and is familiar with the terms and provisions thereof, and agrees to be bound by all of the terms and conditions of said Agreement and said Plan document.


Dated:
                                                     Spouse



                                          REPRESENTATION OF MARITAL STATUS

         By his or her signature below, the Optionee represents that she is not legally married as of the date of execution of this Agreement.


Dated: September 15, 1999
                                               Patricia A. Bodley, Optionee

                                                                  Exhibit 4.1.10
                                          AFFILIATED RESOURCES CORPORATION

                                          EMPLOYEE STOCK OPTION AGREEMENT

     This Agreement is made effective as of the 28th day of October, 1999 (the "Option Grant Date"), by and between AFFILIATED RESOURCES CORPORATION (the "Company") and EDWARD W. JOHNSON (the "Optionee").

                                                      RECITALS

     WHEREAS, the Board of Directors of the Company has established the Synaptix Systems Corporation 1997 Incentive Stock Option Plan (now known as Affiliated Resources Corporation) (the "Plan"); and

     WHEREAS, pursuant to the provisions of said Plan, the Board of Directors of the Company, by action duly taken on October 27, 1999, granted to the Optionee an option or options (the "Option(s)") to purchase shares of the common stock of the Company on the terms and conditions set forth herein.

                                                      AGREEMENT

     NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants set forth herein and other good and valuable consideration, the parties hereto agree as follows:

         1. The Options. The Optionee may, at his option and on the terms and conditions set forth herein, purchase all or any part of an aggregate of Three Hundred (300,000) shares of common stock under the Plan, at the price of $.18 per share.

     2. Plan Type and Exercise Dates. The Options (if more than one) are intended as separate incentive stock options. The Option(s) shall be exercisable at the option price(s) as to the specific number of shares on and after the "Start" dates and on or before the "Termination" dates set forth below:

          Numbers of   Option                 Exercise Dates
           Shares      Price             Start Date     Termination Date

          300,000      $.18             10/28/99            10/27/2001

     Optionee understands that the Option granted hereunder shall expire and become unexercisable as provided in Section 3(c) below.

     3. Governing Plans. This Agreement hereby incorporates by reference the Plan and all of the terms and conditions of the Plan and as the same may be amended from time to time hereafter in accordance with the terms thereof, but no such subsequent amendment shall adversely affect the Optionee's rights under this Agreement and the Plan, except as may be required by applicable law. The Optionee expressly acknowledges and agrees that the provisions of this Agreement are subject to the Plan; the terms of this Agreement shall in no manner limit or modify the controlling provisions of the Plan, and in case of any conflict between the provisions of the Plan and this Agreement, the provisions of the Plan shall be controlling and binding upon the parties hereto. The Optionee also hereby expressly acknowledges, represents and agrees as follows:

     (a) Acknowledges receipt of a copy of the Plan, a copy of which is attached hereto and by reference, incorporated herein, and represents that she is familiar with the terms and provisions of said Plan, and hereby accepts this Agreement, subject to all of the terms and provisions of said Plan.

     (b) Agrees to accept as binding, conclusive and final, all decisions or interpretations of the Board of Directors (or the Committee, if so authorized) upon any questions arising under the Plan.

     (c) Acknowledges that he is familiar with Section 7 of the Plan regarding the exercise of the Option and represents that he understands that said Option must be exercised on or before the earliest of the following dates, whichever is applicable: (i) the "Termination" date noted above in Section 2; (ii) the day prior to the second anniversary of the Option(s) Grant Date, as provided in Section 7(b) of the Plan; (iii) the Effective Date of a sale or other disposition of all or substantially all of the stock or assets of the Company, as provided in Subsection 7(c) of the Plan; (iv) the date which is 30 days following the Optionee's termination of employment for any reason, other than death or total and permanent disability, as provided under Subsection 7(d) of the Plan; or (v) the date that is one year following his termination of employment by reason of his death, or the date that is one year following his termination of employment by reason of total and permanent disability, whichever is applicable, as provided in Subsection 7(e) of the Plan.

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

     6. Options Not Transferable. The Option(s) may be exercised during the lifetime of the Optionee, only by the Optionee. The Optionee's rights and interests under this Agreement and in and to the Option (s) may not be sold, pledged, hypothecated, assigned, encumbered, gifted or otherwise transferred in any manner, either voluntarily or involuntarily, by operation of law, except by will or the laws of descent or distribution, subject to the provisions of
Section 7(e) of the Plan.

     7. No Enlargement of Employee Rights. Nothing in this Agreement shall be construed to confer upon the Optionee (if an employee) any right to continue employment with the Company (or an Affiliated Company), or to restrict in any way the right of the Company (or an Affiliated Company, if he is an employee thereof) to terminate his employment.

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

     11. Costs of Litigation. In any action at law or in equity to enforce any of the provisions or rights under this Agreement or the Plan, the unsuccessful party to such litigation, as determined by the Court in a final judgment or decree, shall pay the successful party or parties all costs, expenses an reasonable attorney's fees incurred by the successful party or parties (including without limitation, costs, expenses and fees on any appeals), and if the successful party recovers judgment in any such action or proceeding, such costs, expenses and attorney's fees shall be included as part of the judgment.

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

AFFILIATED RESOURCES CORPORATION             OPTIONEE

By:
      Peter C. Vanucci                      Edward W. Johnson
      Title: Chairman & CEO                 1625 Kirby Drive
                                            Street Address
                                            Houston, Texas 77019
By:                                         City and State
      Virginia M. Lazar                     ###-##-####
      Title: Secretary                      Social Security Number

                                                   SPOUSAL CONSENT

         By his or her signature below, the spouse of the Optionee, if such Optionee be legally married as of the date of his execution of this Agreement, acknowledges that she has read this Agreement and Plan, and is familiar with the terms and provisions thereof, and agrees to be bound by all of the terms and conditions of said Agreement and said Plan document.


Dated:
                                                     Spouse



                                          REPRESENTATION OF MARITAL STATUS

         By his or her signature below, the Optionee represents that she is not legally married as of the date of execution of this Agreement.


Dated: October 28, 1999
                                                     Edward W. Johnson, Optionee

                                                                  Exhibit 4.1.11
                                          AFFILIATED RESOURCES CORPORATION

                                               STOCK OPTION AGREEMENT

     This Agreement is made effective as of the 30th day of December, 1999 (the "Option Grant Date"), by and between AFFILIATED RESOURCES CORPORATION (the "Company") and LONE STAR INVESTMENT MANAGEMENT, L.L.C., a Texas Limited Liability Company (the "Optionee").

                                                      RECITALS

     WHEREAS, the Board of Directors of the Company has approved and agreed to grant a straight option to Lone Star Investment Management, L.L.C., in the amount of Four Hundred Twenty Five Thousand (425,000) shares of the common stock of Affiliated Resources Corporation in connection with the purchase of 85% of an interest in 16 oil and gas wells in West Virginia with a reserve report valued at approximately $182,000, which will continue to be managed by Lone Star Investment Management, L.L.C.;

     WHEREAS, the Board of Directors of the Company, by action duly taken on December 30, 1999, granted to the Optionee an option or options (the "Option") to purchase shares of the common stock of the Company on the terms and conditions set forth herein.

                                                      AGREEMENT

     NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants set forth herein and other good and valuable consideration, the parties hereto agree as follows:

         1. The Option. The Optionee may, at its option and on the terms and conditions set forth herein, purchase all or any part of an aggregate of four Hundred Twenty Five Thousand (425,000) shares of the Company's common stock at the price of $.10 per share.

         2. Exercise Dates. The Option shall be exercisable at the option price as to the specific number of shares on and after the "Start" date and on or before the "Termination" date set forth below:

          Numbers of       Option              Exercise Dates
           Shares          Price     Start Date             Termination Date

             425,000       $.10    December 30, 1999          May 13, 2003

     Optionee further understands that the Option granted hereunder shall expire and become unexercisable as provided hereinabove.

     3. Exercise. In order to exercise an Option, the Optionee shall deliver a written notice of exercise to the Company at its principal business office, which notice shall specify the number of shares to purchased and shall be accompanied by payment in cash or check, made payable to the order of the Company in the full amount of the purchase price of the shares to be purchased.

     4. Representation and Warranties. As a condition to the exercise of any portion of an Option, the Company may require the person exercising such Option to make any representation and/or warranty to the Company as may, in judgment of Counsel to the Company, be required under any applicable law or regulation, including but not limited to, a representation and warranty that the shares are being acquired only for investment and without any present intention to sell or distribute such shares, in the opinion of counsel for the Company, such a representation is required under the Securities Act of 1933, or any other applicable law, regulation or rule of any governmental agency.

     5. Option Not Transferable. The Option may be exercised during the lifetime of the Optionee, only by the Optionee. The Optionee's rights and interests under this Agreement and in and to the Option may not be sold, pledged, hypothecated, assigned, encumbered, gifted or otherwise transferred in any manner, either voluntarily or involuntarily, by operation of law, except by will or the laws of descent or distribution.

     6. Withholding of Taxes. Subject to any election by Optionee to deliver stock owned by Optionee or to withhold shares of stock exercised pursuant to such option to satisfy such withholding obligation, Optionee authorizes the
Company to withhold, in accordance with any applicable law, from any compensation payable to him, any taxes required to be withheld by Federal, State or local law, as a result of the Grant of the Option or the issuance of stock, pursuant to the exercise of such Option.

         7. Laws Applicable to Construction. This Agreement shall be construed and enforced in accordance with the laws of the State of Texas.

         8. Agreement Binding on Successors. The terms of this Agreement shall be binding upon the executors, administrators, heirs, successors, transferees and assignees of the Optionee.

     9. Costs of Litigation. In any action at law or in equity to enforce any of the provisions or rights under this Agreement, the unsuccessful party to such litigation, as determined by the Court in a final judgment or decree, shall pay the successful party or parties all costs, expenses an reasonable attorney's fees incurred by the successful party or parties (including without limitation, costs, expenses and fees on any appeals), and if the successful party recovers judgment in any such action or proceeding, such costs, expenses and attorney's fees shall be included as part of the judgment.

     10. Necessary Acts. The Optionee agrees to perform all acts and execute and deliver any documents that may be reasonably necessary to carry out the provisions of this Agreement, including but not limited to, all acts and documents related to compliance with Federal and/or State securities laws.

         11. Counterparts. For convenience, this Agreement may be executed in any number of identical counterparts, each of which shall be deemed a complete original in itself, and may be introduced in evidence or used for any other purpose without the production of any counterparts.

     12. Invalid Provisions. In the event that any provision of this Agreement is found to be invalid or otherwise unenforceable under any applicable law, such invalidity or unenforceability shall not be construed as rendering any other provisions contained herein invalid or unenforceable, and all such other provisions shall be given full force and effect to the same extent as though the invalid and unenforceable provision was not contained herein.

         IN WITNESS WHEREOF, the Company and the Optionee have executed this Agreement, effective as of the date first written hereinabove.


AFFILIATED RESOURCES CORPORATION                              OPTIONEE

By:                                                  LONE STAR INVESTMENT
      Peter C. Vanucci                                        MANAGEMENT, INC.
      Title: Chairman & CEO

By:                                                  By:
      Virginia M. Lazar                                    Jay R. Beatty
      Title: Executive Vice President &             Title: President
             Secretary

                                                                   Exhibit 4.2.1
                        AFFILIATED RESOURCES CORPORATION
                  FIRST AMENDED EMPLOYEE STOCK OPTION AGREEMENT


         This Agreement is made effective as of the 31st day of December, 1999 (the"Option Repricing Date"), by and between AFFILIATED RESOURCES CORPORATION (the"Company") and PETER C. VANUCCI (the "Optionee").

                                                      RECITALS


         WHEREAS, the Board of Directors of the Company has established the Affiliated Resources Corporation 1997 Incentive Stock Option Plan (the "Plan");

         WHEREAS,  pursuant  to the  provisions  of  said  Plan,  the  Board  of
Directors of the Company, by action duly taken on May 13, 1998 (the "Option Grant Date"), granted to the Optionee an option or options (whether one or more, the "Option") to purchase up to 1,000,000 shares of the common stock of the Company on the terms and conditions set forth in the Employee Stock Option Agreement dated effective May 13, 1998 (the "Option Agreement") , in consideration of Mr. Vanucci's acceptance of employment as Chairman and Chief Executive Officer, in accordance with a resolution that was adopted by the board of directors on May 13, 1998; and

         WHEREAS, by action of the Board of Directors of the Company, the exercise price of the Option has been changed from $.50 to $.10, and the Company and Optionee desire to amend the Option Agreement to reflect that change;

          NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants set forth herein and other good and valuable consideration, the parties hereto agree as follows:

         1. The Option. The Optionee may, at his option and on the terms and conditions set forth in the Option Agreement, purchase all or any part of an aggregate of One Million (1,000,000) shares of common stock under the Plan, at the price of $.10 per share.

         2. Effectiveness of Amendment. Except as otherwis expressly set forth above, the Option Agreement shall remain in full force and effect.

         3. Counterparts. For convenience, this Agreement may be executed in any number of identical counterparts, each of which shall be deemed a complete original in itself, and may be introduced in evidence or used for any other purpose without the production of any counterparts.

         4. Invalid Provisions. In the event that any provision of this Agreement is found to be invalid or otherwise unenforceable under any applicable law, such invalidity or unenforceability shall not be construed as rendering any other provisions contained herein invalid or unenforceable, and all such other provisions shall be given full force and effect to the same extent as though the invalid and unenforceable provision was not contained herein.


         IN WITNESS WHEREOF, the Company and the Optionee have executed this Agreement, effective as of the Option Repricing Date.


                                            AFFILIATED RESOURCES CORPORATION


                                            ------------------------------------
                                            By: J. Thomas McManamon, Director


                                    OPTIONEE



                                            Peter C. Vanucci




                                          REPRESENTATION OF MARITAL STATUS

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


Dated: December 31, 1999
                                                                       , Spouse

                                                                   Exhibit 4.2.2
                        AFFILIATED RESOURCES CORPORATION
                  FIRST AMENDED EMPLOYEE STOCK OPTION AGREEMENT

         This Agreement is made effective as of the 31st day of December, 1999 (the"Option Repricing Date"), by and between AFFILIATED RESOURCES CORPORATION (the"Company") and EDWARD S. FLEMING (the "Optionee").

                                                      RECITALS

         WHEREAS, the Board of Directors of the Company has established the Affiliated Resources Corporation 1997 Incentive Stock Option Plan (the "Plan");

         WHEREAS, pursuant to the provisions of said Plan, the Board of Directors of the Company, by action duly taken on October 13, 1997 (the "Option Grant Date"), granted to the Optionee an option or options (whether one or more, the "Option") to purchase up to350,000 shares of the common stock of the Company on the terms and conditions set forth in the Employee Stock Option Agreement dated effective October 13, 1997 (the "Option Agreement"), in consideration of Mr. Fleming's acceptance of employment as Chief Financial Officer and a Director, in accordance with a resolution that was adopted by the board of directors on October 13, 1998; and

         WHEREAS, pursuant to the provisions of said Plan, the Board of Directors of the Company, by action duly taken on May 13, 1998 (the "Option Grant Date"), granted to the Optionee an additional option or options (whether one or more, the "Option") to purchase up to150,000 shares of the common stock of the Company on the terms and conditions set forth in the Employee Stock Option Agreement dated effective May 13, 1998 (the "Option Agreement"), in consideration of Mr. Fleming's acceptance of employment as President and Chief Operating Officer, in accordance with a resolution that was adopted by the board of directors on May 13, 1998; and

         WHEREAS, by action of the Board of Directors of the Company, the exercise price of the Option to purchase up to 350,000 shares has been changed from $.20 to $.10, and the Company and Optionee desire to amend the Option Agreement to reflect that change;

         WHEREAS, by action of the Board of Directors of the Company, the exercise price of the Option to purchase up to 150,000 shares has been changed from $.50 to $.10, and the Company and Optionee desire to amend the Option Agreement to reflect that change;

          NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants set forth herein and other good and valuable consideration, the parties hereto agree as follows:

         1. The Option. The Optionee may, at his option and on the terms and conditions set forth in the Option Agreement, purchase all or any part of an aggregate of Five Hundred Thousand (500,000) shares of common stock under the Plan, at the price of $.10 per share.

         2. Effectiveness of Amendment. Except as otherwis expressly set forth above, the Option Agreement shall remain in full force and effect.

         3. Counterparts. For convenience, this Agreement may be executed in any number of identical counterparts, each of which shall be deemed a complete original in itself, and may be introduced in evidence or used for any other purpose without the production of any counterparts.

         4. Invalid Provisions. In the event that any provision of this Agreement is found to be invalid or otherwise unenforceable under any applicable law, such invalidity or unenforceability shall not be construed as rendering any other provisions contained herein invalid or unenforceable, and all such other provisions shall be given full force and effect to the same extent as though the invalid and unenforceable provision was not contained herein.

         IN WITNESS WHEREOF, the Company and the Optionee have executed this Agreement, effective as of the Option Repricing Date.

                                      AFFILIATED RESOURCES CORPORATION



                                      ---------------------------------------
                                      By: Peter C. Vanucci, Chairman and CEO


                                    OPTIONEE



                                            --------------------------------
                                            Edward S. Fleming


                                                   SPOUSAL CONSENT

         By his or her signature below, the spouse of the Optionee, if such Optionee be legally married as of the Option Repricing Date, acknowledges that he or she has read this Agreement and Plan, and is familiar with the terms and provisions thereof, and agrees to be bound by all of the terms and conditions of said Agreement and said Plan document.

Dated: December 31, 1999

                                                                 , Spouse

                                                                   Exhibit 4.2.3
                        AFFILIATED RESOURCES CORPORATION
                  FIRST AMENDED EMPLOYEE STOCK OPTION AGREEMENT


         This Agreement is made effective as of the 31st day of December, 1999 (the"Option Repricing Date"), by and between AFFILIATED RESOURCES CORPORATION (the"Company") and VIRGINIA M. LAZAR (the "Optionee").


                                                      RECITALS


         WHEREAS, the Board of Directors of the Company has established the Affiliated Resources Corporation 1997 Incentive Stock Option Plan (the "Plan");

         WHEREAS,  pursuant  to the  provisions  of  said  Plan,  the  Board  of
Directors of the Company, by action duly taken on May 13, 1998 (the "Option Grant Date"), granted to the Optionee an option or options (whether one or more, the "Option") to purchase up to 500,000 shares of the common stock of the Company on the terms and conditions set forth in the Employee Stock Option Agreement dated effective May 13, 1998 (the "Option Agreement") , in consideration of Ms. Lazar's acceptance of employment as Executive Vice President and Corporate Secretary, in accordance with a resolution that was adopted by the board of directors on May 13, 1998; and

         WHEREAS, by action of the Board of Directors of the Company, the exercise price of the Option has been changed from $.50 to $.10, and the Company and Optionee desire to amend the Option Agreement to reflect that change;

          NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants set forth herein and other good and valuable consideration, the parties hereto agree as follows:

         1. The Option. The Optionee may, at her option and on the terms and conditions set forth in the Option Agreement, purchase all or any part of an aggregate of Five Hundred Thousand (500,000) shares of common stock under the Plan, at the price of $.10 per share.

         2. Effectiveness of Amendment. Except as otherwis expressly set forth above, the Option Agreement shall remain in full force and effect.

         3. Counterparts. For convenience, this Agreement may be executed in any number of identical counterparts, each of which shall be deemed a complete original in itself, and may be introduced in evidence or used for any other purpose without the production of any counterparts.

         4. Invalid Provisions. In the event that any provision of this Agreement is found to be invalid or otherwise unenforceable under any applicable law, such invalidity or unenforceability shall not be construed as rendering any other provisions contained herein invalid or unenforceable, and all such other provisions shall be given full force and effect to the same extent as though the invalid and unenforceable provision was not contained herein.


         IN WITNESS WHEREOF, the Company and the Optionee have executed this Agreement, effective as of the Option Repricing Date.


                                     AFFILIATED RESOURCES CORPORATION


                                     ---------------------------------------
                                     By: Peter C. Vanucci, Chairman and CEO


                                    OPTIONEE



                                            Virginia M. Lazar



                                          REPRESENTATION OF MARITAL STATUS


         By her signature below, the Optionee represents that she is not legally married as of the Option Repricing Date.


Dated: 12/31/99


                                            Virginia M. Lazar,  Optionee

                                                                   Exhibit 4.2.4
                        AFFILIATED RESOURCES CORPORATION
                  FIRST AMENDED EMPLOYEE STOCK OPTION AGREEMENT


         This Agreement is made effective as of the 31st day of December, 1999 (the"Option Repricing Date"), by and between AFFILIATED RESOURCES CORPORATION (the"Company") and DAVID L. DEERMAN (the "Optionee").

                                                      RECITALS

         WHEREAS, the Board of Directors of the Company has established the Affiliated Resources Corporation 1997 Incentive Stock Option Plan (the "Plan");

                  WHEREAS, pursuant to the provisions of said Plan, the Board of Directors of the Company, by action duly taken on March 3, 1999, granted to the Optionee an option or options (the "Option(s)") to purchase shares of the common stock of the Company on the terms and conditions set forth herein, and in accordance with the terms of Optionee's Employment Agreement dated December 30, 1998.

         WHEREAS, by action of the Board of Directors of the Company, the exercise price of the Option has been changed from $.50 to $.10, and the Company and Optionee desire to amend the Option Agreement to reflect that change;

          NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants set forth herein and other good and valuable consideration, the parties hereto agree as follows:

         1. The Option(s). The Optionee may at his option and in accordance with the terms and conditions set forth herein and in accordance with the terms and conditions of the Employee Stock Option Agreement by and between David L. Deerman and the Company, dated March 23, 1999, and in accordance with the terms and conditions set forth in Mr. Deerman's Employment Agreement dated December 30, 1998, purchase all or any part of an aggregate of TWO HUNDRED FIFTY THOUSAND (250,000) shares of common stock under the Plan, at the price of $.10 per share.

         2. Effectiveness of Amendment. Except as otherwis expressly set forth above, the Option Agreement shall remain in full force and effect.

         3. Counterparts. For convenience, this Agreement may be executed in any number of identical counterparts, each of which shall be deemed a complete original in itself, and may be introduced in evidence or used for any other purpose without the production of any counterparts. 4. Invalid Provisions. In the event that any provision of this Agreement is found to be invalid or otherwise unenforceable under any applicable law, such invalidity or unenforceability shall not be construed as rendering any other provisions contained herein invalid or unenforceable, and all such other provisions shall be given full force and effect to the same extent as though the invalid and unenforceable provision was not contained herein.

         IN WITNESS WHEREOF, the Company and the Optionee have executed this Agreement, effective as of the Option Repricing Date.


                                 AFFILIATED RESOURCES CORPORATION


                                 ---------------------------------------
                                 By: Peter C. Vanucci, Chairman and CEO


                                    OPTIONEE



                                            David L. Deerman


                                                   SPOUSAL CONSENT

                  By her signature below, the spouse of the Optionee, if such Optionee be legally married as of the date of his execution of this Agreement, acknowledges that he or she has read this Agreement and Plan, and is familiar with the terms and provisions thereof, and agrees to be bound by all of the terms and conditions of said Agreement and said Plan document.


Dated: 2/29/00

                                                              Spouse

                                                                   Exhibit 4.2.5
                        AFFILIATED RESOURCES CORPORATION
                  FIRST AMENDED EMPLOYEE STOCK OPTION AGREEMENT


         This Agreement is made effective as of the 31st day of December, 1999 (the"Option Repricing Date"), by and between AFFILIATED RESOURCES CORPORATION (the"Company") and PATRICIA A. BODLEY (the "Optionee").


                                                      RECITALS


         WHEREAS, the Board of Directors of the Company has established the Affiliated Resources Corporation 1997 Incentive Stock Option Plan (the "Plan");

         WHEREAS, pursuant to the provisions of said Plan, the Board of Directors of the Company, by action duly taken and ratified by the board on December 30, 1999 (the "Option Grant Date"), granted to the Optionee an option or options (whether one or more, the "Option") to purchase up to 30,000 shares of the common stock of the Company on the terms and conditions set forth in the Employee Stock Option Agreement dated effective September 15, 1998 (the "Option Agreement") , in consideration of Ms. Bodley's acceptance of employment, in accordance with a resolution that was duly ratified and adopted by the board of directors on December 30, 1998; and

         WHEREAS, by action of the Board of Directors of the Company, the exercise price of the Option has been changed from $.25 to $.10, and the Company and Optionee desire to amend the Option Agreement to reflect that change;

          NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants set forth herein and other good and valuable consideration, the parties hereto agree as follows:

         1. The Option. The Optionee may, at her option in accordance with the vesting periods and on the terms and conditions set forth in the Option Agreement dated September 15, 1999, purchase up to an aggregate of Thirty Thousand (30,000) shares of common stock under the Plan on the exercise dates, as set forth in the Option Agreement, at the price of $.10 per share.

         2. Effectiveness of Amendment. Except as otherwis expressly set forth above, the Option Agreement shall remain in full force and effect.

         3. Counterparts. For convenience, this Agreement may be executed in any number of identical counterparts, each of which shall be deemed a complete original in itself, and may be introduced in evidence or used for any other purpose without the production of any counterparts.

         4. Invalid Provisions. In the event that any provision of this Agreement is found to be invalid or otherwise unenforceable under any applicable law, such invalidity or unenforceability shall not be construed as rendering any other provisions contained herein invalid or unenforceable, and all such other provisions shall be given full force and effect to the same extent as though the invalid and unenforceable provision was not contained herein.


         IN WITNESS WHEREOF, the Company and the Optionee have executed this Agreement, effective as of the Option Repricing Date.


                                AFFILIATED RESOURCES CORPORATION


                                ---------------------------------------
                                By: Peter C. Vanucci, Chairman and CEO


                                    OPTIONEE



                                            Patricia A. Bodley


                                          REPRESENTATION OF MARITAL STATUS


         By her signature below, the Optionee represents that she is not legally married as of the Option Repricing Date.


Dated: 12/31/99


                                            Patricia A. Bodley,  Optionee

                                                                    Exhibit 10.1
                                                   PROMISSORY NOTE

Date:                      October 28, 1999

Borrower:                  Affiliated Resources Corporation

Borrower's Mailing Address:  [include county]

                           3050 Post Oak Boulevard, Suite 1080
                           Houston, Harris County, Texas

Lender:           Edward V. Johnson

Place for Payment: [include county]

                           1625 Kirby Drive
                           Houston, Harris County, Texas  77019

Principal Amount:                   $200,000.00

Annual Interest Rate:      12%

Maturity Date:    December 27, 1999

Annual Interest Rate on Matured, Unpaid Amounts: 12%

Terms of Payment (principal and interest):

                  Single payment of principal and interest 60 day from date of Promissory Note.

Security for Payment:

                  Finished goods and raw material inventory of ChemWay, Inc.

Other Security for Payment:

                  None

Borrower promises to pay to the order of Lender the Principal amount plus interest at the Annual Interest Rate. This note is payable at the Place for Payment and according to the Terms of Payment. All unpaid amounts are due by the Maturity Date. After maturity, Borrower promises to pay any unpaid principal balance plus interest at the Annual Interest Rate on Matured, Unpaid Amounts.

If Borrower defaults in the payment of this note or in the performance of any obligation in any instrument securing or collateral to this note, Lender may declare the unpaid principal balance and earned interest on the note immediately due. Borrower and each surety, endorser, and guarantor waive all demand for payment, presentation for payment, notice of intention to accelerate maturity, notice of acceleration of maturity, protest, and notice of protest, to the extent permitted by law.

Borrower also promises to pay reasonable attorney's fees and court and other costs if this note is placed in the hands of an attorney to collect or enforce the note. These expenses will bear interest from the date of advance at the Annual Interest Rate on Matured, Unpaid Amounts. Borrower will pay Lender these expenses and interest on demand at the Place for Payment. These expenses and interest will become part of the note and will be secured by any security for payment.

Interest on the debt evidenced by this note will not exceed the maximum rate or amount of nonusurious interest that may be contracted for, taken, reserved, charged, or received under law. Any interest in excess of that maximum amount will be credited on the Principal Amount or, if the Principal Amount has been paid, refunded. On any acceleration or required or permitted prepayment, any excess interest will be canceled automatically as of the acceleration or prepayment or, if the excess interest has already been paid, credited on the Principal Amount or, if the Principal Amount has been paid, refunded. This provision overrides any conflicting provisions in this note and all other instruments concerning the debt.

Each Borrower is responsible for all obligations represented by this note.

When the context requires, singular nouns and pronouns include the plural.

                                     AFFILIATED RESOURCES CORPORATION


                                     By
                                              Peter C. Vanucci, Chairman and CEO


ACCEPTED:

CHEMWAY, INC.



By
         Peter C. Vanucci,
         Chairman and CEO

                                                                    Exhibit 10.3
                                          SETTLEMENT AGREEMENT AND RELEASE

This Settlement Agreement and Release (this "Agreement") is made and entered into as of the _________ day of ________, 1999, by and between AFFILIATED RESOURCES CORPORATION f/k/a SYNAPTIX SYSTEMS CORPORATION, a Colorado corporation, ("Affiliated" or "the Company"), and MATTHEW HUTCHINS ("Hutchins"), DANIEL GILLETT ("Gillett"), and THE TIGER GROUP, L.L.C. ("Tiger").

                                                      RECITALS

         A. Hutchins, Gillett and Tiger have previously had a relationship with the Company when known as Synaptix Systems Corporation.

         B. The parties to this Agreement intend and desire to effect and accomplish a full and final settlement of the claims and issues existing between them.

         C. The parties to this Agreement now desire to enter into a full and complete settlement of all disputes by entering into certain covenants as set forth below to completely discharge any and all claims and potential claims between them.

                                                     AGREEMENT

         NOW THEREFORE, it is agreed by and between the parties as follows:

         1. Consideration. Hutchins, Gillett, and Tiger acknowledge receipt of the following consideration:

         a.       Bill of Sale in the form attached as Exhibit "A".

         b. Promissory Note in the amount of $16,000.00 in the form attached as Exhibit "B", receipt of which is acknowledged by Hutchins, Gillett, and Tiger.

         c. Stock certificate for 50,000 shares of Affiliated stock in the name of Hutchins which stock certificate shall bear a legend that Hutchins has hereby agreed not to transfer such shares until January 15, 2000 and further agreed that such shares cannot be assigned, pledged, hypothecated, or otherwise transferred and that such certificate and any right of Hutchins in such shares shall be cancelled, void and of no force and effect if any such transactions occur prior to January 15, 2000.

         d. Stock certificate for 50,000 shares of Affiliated stock in the name of Gillett which stock certificate shall bear a legend that Gillett has hereby agreed not to transfer such shares until January 15, 2000 and further agreed that such shares cannot be assigned, pledged, hypothecated, or otherwise transferred and that such certificate and any right of Gillett is such shares shall be cancelled, void and of no force and effect if any such transactions occur prior to January 15, 2000.

         2. Mutual Representations and Warranties of Partie Each party hereby represents and warrants to each other party as follows:


MS-Synaptix\Harvey\Settlement Agr & Rel (5)

                                                  Page 101 of 83
                                      101

         2.1 He, she, or it has not transferred, assigned or otherwise subrogated or conveyed any of his, her or its interest in any of the claims which are the subject matter of this Agreement to any person or entity not a party to this Agreement.

         2.2 He, she or it has obtained all such approvals and authorizations as are necessary or appropriate to the execution, delivery and performance of this Agreement including the consents of shareholders, directors, partners or joint venturers, where applicable, and this Agreement has been validly executed and delivered by him, her or it and is binding upon an enforceable against him, her or it in accordance with its terms; and

         2.3 Except for the parties to this Agreement, he, she or it has no knowledge that any other person or entity has any right or interest in or to the subject matter of this Agreement.

         3. Covenants and Releases. For valuable consideration as recited above and the receipt of which is hereby acknowledged, the parties to this Agreement covenant and promise as follows:

         3.1      Definitions.

         (a) For purposes of this section, the term "party" or "parties" shall mean:

         (i) on the one hand, Hutchins, Gillett and Tiger, jointly and severally, together with their respective agents, members, shareholders, officers, managers, heirs, successors, personal representatives and assigns; and

         (ii) on the other hand, Affiliated, together with it respective past and present officers, shareholders, directors, agents, employees, servants, successors and assigns, including, without limitation, Harris Ballow. . (b) The use of term "party" or "parties" herein shall be inclusive, and usage of the singular shall in every case also incorporate the collective meaning set forth above.

         3.2 Mutual Releases. Except for the performance of the undertakings set forth herein, each party to this Agreement does hereby release and forever discharge each other party from any and all claims, demands, damages, actions, causes of action, defenses and liabilities of any kind whatsoever, whether in law or in equity, whether contractual, common law, statutory, federal, state or otherwise, whether known or unknown, whether suspected to exist or not, which the parties now have, had or hereafter may have or claim to have, by reason of any acts, omissions, transactions, or occurrences prior to the date hereof arising out of any relationships, contracts and employment of Hutchins, Gillett, or Tiger specifically including, without limitation, any claim under the (i) Texas Deceptive Trade Practices Act, (ii) state and federal securities laws, or
(iii) the agreement of August 6, 1997 between Affiliated and Tiger (iv) any right to participate or receive a commission in connection with any transaction of Affiliated, or (v) any right to stock or options in favor of Hutchins, Gillett, or Tiger, or (vi) any claim of fraudulent inducement of this Agreement or similar claims based on any alleged statement not specifically set forth in this Agreement.

         3.3 General Release. Each of the parties to this release may have claims by reason of acts, omissions, transactions or occurrences prior to the date hereof against the other party, of which, at the time this agreement is executed, the releasing party has no knowledge or suspicion. Except for the performance of the undertakings expressly set forth herein, each party hereby agrees and represents that this Agreement is specifically intended to, and does, extend to any and all such claims that are based upon or arise out of any relationship, contract or employment of

MS-Synaptix\Harvey\Settlement Agr & Rel (5)

                                                  Page 102 of 83
                                      102

Hutchins, Gillett, and Tiger, therefore, each party hereby expressly waives any statutory protection with respect to the limited claims described in this sentence against unknown claims, regardless of whether or not knowledge of such unknown claims may have materially affected such party's decision.

         3.4 Covenant Not to Sue. The parties mutually agree and covenant that they will file no claims or suits against each other, other than the enforcement of this Agreement. In the event of any claim arising out of the breach of this Agreement, damages shall be limited to those arising out of the breach of this Agreement and in no event will alleged causes of action or damages for matters released herein be allowed, such claims and damages having been forever released, waived and discharged.

         3.5 No. Admission of Liability. The parties to this Agreement, and each of them, agree and acknowledge that nothing contained in this Agreement, nor the settlement which led to it, is intended to be, nor shall it be deemed, construed or treated in any respect as, an admission of liability.

         3.6 Scope of Release. This Agreement shall apply to and be binding upon the respective officers, directors, agents, employees, servants, successors, attorneys, heirs and assigns, if any, of each party to this Agreement. Provided further, however, that, notwithstanding the terms of this Release, the indemnity provisions set forth in the consultation agreement of August 6, 1997 shall remain in full force and effect in accordance with their terms, and the same are not hereby waived, released or otherwise adversely affected; and Affiliated, for itself and its successors and assigns, hereby expressly ratifies, confirms and remains bound by the terms and provisions of said indemnification.

         4. Ratification and Agreement. Hutchins, Gillett, and Tiger hereby specifically ratify, confirm and agree to the following terms and conditions.

         4.1 Resignation of Hutchins and Gillett. To the extent such resignation may have been necessary, Hutchins and Gillett have previously resigned as chairman of the Board and Chief Executive Officer respectively and as directors of the Company and hereby unconditionally ratify such resignation.

         4.2 Termination of Consulting Agreement. Hutchins, Gillett, and Tiger hereby terminate that consultation agreement of August 6, 1997 and acknowledge that all rights thereunder are extinguished including all rights to stock (except are expressly set forth in the Agreement in Paragraph 1) or options in Affiliated or any right to participate in or receive commissions on future transactions of Affiliated. Provided further, however, that, notwithstanding the terms of this Release, the indemnity provisions set forth in the consultation agreement of August 16, 1997 shall remain in full force and effect in accordance with their terms, and the same are not hereby waived, released or otherwise adversely affected; and Affiliated, for itself and its successors and assigns, hereby expressly ratifies, confirms and remains bound by the terms and provisions of said indemnification

         4.3 Cancellation of Stock Options. Any right of Hutchins, Gillett, or Tiger to stock options or any right to any security of Synaptix is cancelled except as expressly set forth in this Agreement in Paragraph 1.

         5. Access to Documents. Hutchins, Gillett, and Tiger acknowledge and agree that they have had full access to the following documents with respect to the Company and its actual and proposed business and affairs (such documents being collectively referred as the "company documents").


MS-Synaptix\Harvey\Settlement Agr & Rel (5)

                                                  Page 103 of 83
                                      103

                  (a) Forms 10-KSB of the Company for the fiscal years ended June 30, 1996, 1997, and 1998 filed with the Securities and Exchange Commission "SEC" under the Securities Exchange Act of 1934, as amended (the "Exchange Act");

                  (b)    Forms 10-QSB of the Company through September 30, 1998;

                  (c)    All Forms 8-K of the Company;

                  (d) any other filings of the Company with the SEC for the period December 1, 1996 through the date of execution of this agreement.

         6. Representations and Warranties. Hutchins, Gillett, and Tiger hereby acknowledge represent and warrant to, and agree with the Company as follows:

                  (a) They understand the information contained in the Company documents and have had access to the same kind of information which would be available in a registration statement filed by the Company under the Securities Act of 1933, as amended (the "Securities Act"), and all other information requested by them in order to make an informed decision with respect to the transaction covered by this Agreement;

                  (b)  all  documents,  records  and  books  pertaining  to  the transactions covered by this Agreement specifically including, without limitations, the transfer, assignment, conveyance or cancellation of the Stock Options have been produced and made available to their satisfaction for inspection by them, their attorney, accountant or other representative advising them in this transaction (hereinafter his "advisors");

                  (c) They and their advisors have had a reasonable opportunity to ask questions of and receive answers from representatives of the Company concerning the business and prospects of the Company, the Stock Options the cancellation effected hereby, or any transaction covered by this Agreement and all such questions have been answered to their full satisfaction;

                  (d) no oral or written representations have been made other than as stated in this Agreement, and no oral or written information furnished to them or their advisors in connection with any transaction covered by this Agreement were in any way inconsistent with the information stated in this Agreement or the Company documents;

                  (e) they had, or together with his advisors they have, such knowledge and experience in financial, tax and business matters so as to enable them to utilize the information made available to him in connection with the transactions covered by this Agreement, to evaluate the merits and risks of such transactions and to make an informed decision with respect thereto;

                  (f) they are not relying on the company with respect to the tax and other economic considerations of the transactions covered by this Agreement, and they have relied on the advice of and consulted with his own advisors with respect thereto;

                  (g)  the   representations,   warranties   and  agreements  of
Hutchins, Gillett, and Tiger contained herein shall survive the execution and delivery of this Agreement.

                  (h) the Company is relying on these representations and warranties of Hutchins, Gillett, and Tiger in their decision to enter into the Agreement.

           7.     Miscellaneous.

MS-Synaptix\Harvey\Settlement Agr & Rel (5)

                                                  Page 104 of 83
                                      104

                  7.1 Attorneys' Fees. If any legal action or any arbitration or other proceeding is brought for the enforcement of this Agreement, or because of an alleged dispute, breach, default or misrepresentation in connection with any of the provisions of this Agreement, the successful or prevailing party or parties shall be entitled to recover reasonable attorneys' fees and other costs incurred in that action or proceeding, in addition to any other relief to which it or they may be entitled.

                  7.2 Authority. Each person signing this document on behalf of a party hereto warrants that he has been duly authorized by such party to do so.

                  7.3 Legal Counsel. Each party hereto hereby acknowledges the receipt of advice of legal counsel prior to the execution hereof.

                  7.4 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which shall together constitute a single agreement, and this agreement shall become effective upon the execution of a counterpart hereof by each of the parties hereto.

                  7.5 Confidentiality. The parties agree that they shall each keep the terms of this Settlement Agreement confidential, and shall not disclose the same to any third party except as may be required by law or judicial process.

                  7.6 Fees and Expenses. Each party will pay their respective fees, expenses and disbursements incurred in connection with the subject matter of this Agreement and any amendments thereto.

                  7.7 Voluntary Agreement. Each party is entering into this agreement voluntarily, without duress, and of their own free will. Hutchins, Gillett, and Tiger acknowledge by signing this Agreement that the consideration for this Agreement is adequate and all that they are ever entitled to receive. They agree that they will not request any additional consideration from Affiliated or its subsidiaries or affiliates or successor, officers, directors and shareholders. Hutchins, Gillett, and Tiger understands that Affiliated intends to consummate an acquisition, enter into a merger or consolidation, recapitalization or otherwise enter into a similar material transaction as soon as practicable (all of the foregoing collectively " Fundamental Corporate Transactions"). Affiliated has been exploring a variety of Fundamental Corporate Transactions, and may enter into other Fundamental Corporate Transactions. At such time as any Fundamental Corporate Transaction is effected, it is likely that the value of Affiliated's stock would be effected and that such effect may be material. Hutchins, Gillett, and Tiger will not be entitled to participate in any such material change in value, if any, resulting from such Fundamental Corporate Transactions by reasons of entering into this Agreement and consummation of the transactions set forth in this Agreement except to the extent of the consideration set forth in Paragraph 1.

                  7.8 Fees and Expenses. Each party will pay their respective fees, expenses and disbursements incurred in connection with the subject matter of this Agreement and any amendments thereto.

                  7.9 Notices. All notices of communication required or permitted hereunder must be in writing and will be deemed to have been duly given if delivered personally, mailed by United States certified or registered mail, postage prepaid, return receipt requested, mailed by overnight courier, or sent by facsimile transmission (provided that any such facsimile transmission is promptly confirmed by delivering or mailing the original executed notice by one of the other methods provided for in this Subsection), to the parties at the following addresses:


MS-Synaptix\Harvey\Settlement Agr & Rel (5)

                                                  Page 105 of 83
                                      105

                  (a)      If to Affiliated, addressed to:

                           Virginia M. Lazar
                              Affiliated Resources
                                      3050 Post Oak Blvd,  Suite 1080
                                      Houston Texas  77056
                           Facsimile No.: (713) 355-9849


                  (b)      If to Hutchins, Gillett, or Tiger, addressed to:

                           Mr. Matthew Hutchins
                           900 Jackson Street, Suite 450 LB14
                           Dallas, Texas  75202
                           Facsimile No.:  (972) 380-9093

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

                  7.10 Governing Law. This Agreement shall be construed in accordance with the laws of the State of Texas, without regard to the principles of conflicts of law embodied therein that might refer construction of such provisions to the laws of another jurisdiction.

                  7.11  Captions.   The  captions  in  this  Agreement  are  for
convenience of reference only, and shall not be considered a part hereof or be given any effect in the construction or interpretation of this Agreement.

                  7.12 Severability. If any provision of this Agreement is invalid, illegal or unenforceable, the balance of this Agreement shall remain in full force and effect and this Agreement shall be construed in all respects as if such invalid, illegal or unenforceable provision were omitted.

                  7.13 Entire Agreement. This Agreement contains the entire understanding of the parties and supersedes any prior written or oral agreements or understandings between them concerning the subject matter set forth above. There are no representations, warranties, covenants, promises, agreements, arrangements, or understandings, oral or written, express or implied between the parties hereto relating to the subject matter set forth above which have not been fully expressed herein. The terms and provisions of this Agreement may be altered, amended or modified only by a written instrument executed by the party sought to be bound by such alteration, amendment or modification.

                  7.14 Binding Effect. This Agreement shall be binding on, and shall inure to the benefit of, the parties to it and their respective heirs, legal representatives, successors, and

MS-Synaptix\Harvey\Settlement Agr & Rel (5)

                                                  Page 106 of 83
                                      106
assigns. No party shall transfer or assign any rights or obligations hereunder without the prior written consent of the other party thereto.

         IN WITNESS WHEREOF, the parties have executed this Settlement Agreement and Release on the date first set forth above.



AFFILIATED RESOURCES CORPORATION

By:                                    _____________________________
    ----------------------------------

       Peter C. Vanucci, Chairman      Matthew Hutchins


                                       -----------------------------
                                       Daniel Gillett



                                                TIGER GROUP, L.L.C.


                                       By: _________________________
                                                       Name and Title






MS-Synaptix\Harvey\Settlement Agr & Rel (5)

                                                  Page 107 of 83
                                      107

                                                                  Exhibit 10.3.1
                                                  PROMISSORY NOTE


$16,000.00
Houston, Texas
Date:    September 22, 1999


         FOR VALUE RECEIVED, Affiliated Resources Corporation ("Maker"), a Colorado corporation, promises to pay to the order of Matthew Hutchins, Daniel Gillett and The Tiger Group, L.L.C. the sum of Sixteen Thousand Dollars and no/100 ($16,000.00) plus interest, if any, on the unpaid principal balance thereof from time to time outstanding, as set forth below. All sums are payable by wire transfer to a bank of Payee's choosing.

Interest

         No interest shall accrue on the unpaid principal balance of this Note unless and until Maker defaults on this Note. In the event of default, in addition to Payee's other remedies Maker shall pay interest on the unpaid balance of the Note at the rate of ten percent (10%) per year until this Note and all interest accrued has been paid in full.

Payment of Principal

         The principal of this Note shall be due and payable within sixty (60) days from the date first set forth above. The Payee may from time to time, in its sole discretion, extend the time for payment by giving written notice of such extension to the Maker. The Maker may at its sole election extend the time for payment by thirty (30) days by giving written notice of such extension to Payee, however, Maker may make only one such extension and it must be made within sixty (60) days of the date set forth above. During any such periods of extension, the remaining terms and conditions of this note shall remain in full force and effect. Payment on this Note shall be made without set off, counterclaim or deduction, and without further notice or demand to the Maker or any other party. The rights of Payee upon the bankruptcy, liquidation, dissolution or winding up of the Maker shall rank in pari passu with the rights of the other general unsecured creditors of the Maker, including those creditors with accounts payable by the Maker.

Default

         On default of the payment due under this Note, interest shall begin to accrue as specified above.

Waiver

         Maker, sureties, and endorsers of this Note severally waive, to the fullest extent permitted by law, presentment, demand, notice of maturity, protest and notice of intention to accelerate and notice of acceleration, notice of dishonor, diligence in collecting, grace and notice of protest, and agree to all renewals, extensions, and partial payments before or after maturity without prejudice to the Payee.

Attorneys' Fees

         If this Note is not paid at maturity and is placed in the hands of an attorney for collection, or if it is collected through a bankruptcy court, a probate court, or any other court after maturity, then the Payee shall be entitled to reasonable attorneys' fees.

Compliance With Usury Laws

         All agreements between the Maker and the Payee are hereby expressly limited so that in no contingency or event shall the amount paid or agreed to be paid to the Payee for the use, forbearance, or detention of the money loaned under this Note exceed the maximum amount permissible under the laws of the State of Texas. If, at the time of any interest payment, the payment amount due under this Note transcends the legal limit, the obligation shall be reduced to the legal limit. If the Payee should ever receive as interest an amount that exceeds the highest lawful rate, the amount that would be excessive as interest shall be applied to the reduction of the principal amount owing under this Note, and not to the payment of interest.

Other

         No modification, change, waiver or amendment of this Note shall be deemed to be made unless in writing signed by the party to be charged. This Note shall inure to the benefit of and be binding upon the parties and their respective successors and assigns. The invalidity, illegality, or unenforceability of any provision of this Note shall not affect or impair the validity, legality or enforceability of any other provision. This Note shall be deemed to be made in, and shall be governed by the laws of, the State of Texas, without reference to conflict of law provisions.


MS-Synaptix\Harvey\Promissory Note
                                                        109
                                      109

         WITNESS, Affiliated Resources Corporation has caused this Note to be executed by its duly authorized officers as of the date written above.



AFFILIATED RESOURCES CORPORATION

By:      _________________________________
         Name:    Peter C. Vanucci

         Title:   Chairman


MS-Synaptix\Harvey\Promissory Note
                                                        110
                                      110

                                                                  Exhibit 10.3.2


                                                    BILL OF SALE


KNOW ALL MEN BY THESE PRESENTS that Affiliated Resources Corporation, a Colorado corporation (the "Seller"), in consideration of the sum of Ten and No/100 Dollars, and other good and valuable consideration in hand paid or rendered by The Tiger Group, L.L.C., a Texas limited liability company (the "Buyer"), the receipt and sufficiency of which is hereby acknowledged and confessed by the Seller, has BARGAINED, SOLD, GRANTED, ASSIGNED and CONVEYED, and by these presents, does hereby unconditionally BARGAIN, SELL, GRANT, ASSIGN and CONVEY unto Buyer and the Buyer's successors, transferees and assigns, that certain Sony Laptop Computer (Model #PCG717C) currently in the possession of the Buyer (the "Property").

TO HAVE AND TO HOLD the same unto Buyer and Buyer's successors, transferees and assigns forever. The Seller covenants and agree to warrant and forever defend title to the Property sold hereby against any person, firm, corporation or association.

IN WITNESS WHEREOF, Seller has executed this Bill of Sale on the ____ day of _________, 1999.


                                            AFFILIATED RESOURCES CORPORATION



                                            By:_________________________________
                                                  Peter Vanucci, Chairman




This Bill of Sale was duly acknowledged before me on the ____ day of _____________, 1999 by Peter C. Vanucci, Chairman of Affiliated Resources Corporation, a Colorado corporation, who acknowledged to me that he was acting on behalf of said corporation.


                             ----------------------------------------
                             Notary Public in and for the State of Texas

                             Commission Expires:______________________




MS-Synaptix\Harvey\Bill of Salel

                                                        111
                                      111

                                                                    Exhibit 10.4

                                              LEASE AGREEMENT BETWEEN



                   4849 GREENVILLE PARTNERS, AS LANDLORD, AND



            SYNAPTIX SYSTEMS CORPORATION d.b.a. AFFILIATED RESOURCES
                             CORPORATION, AS TENANT


                               3050 POST OAK BLVD.

                                   SUITE 1080


                            DATED SEPTEMBER 15, 1999

                                                 TABLE OF CONTENTS


                                                                         Page


1.       DEFINITIONS......................................................  1

2.       PREMISES.........................................................  1

3.       TERM.............................................................  1

4.       USE..............................................................  1

5.       RENT.............................................................  1
         5.1      Base Rent...............................................  1
         5.2      Base Rent Adjustment....................................  1
         5.3      Additional Rent.........................................  1
         5.4      Parking Charge..........................................  2
         5.5      Payment of Rent.........................................  2
         5.6      Delinquent Payments and Handling Charge.................  2
         5.7      Prepaid Rent and Security Deposit.......................  2

6.       CONSTRUCTION OF IMPROVEMENTS.....................................  2
         6.1      General.................................................  2
         6.2      Access by Tenant Prior to Commencement of Term..........  2
         6.3      Commencement Date; Adjustments to Commencement Date.....  2

7.       SERVICES TO BE FURNISHED BY LANDLORD.............................  2
         7.1      General.................................................  2
         7.2      Keys....................................................  3
         7.3      Tenant Identity.........................................  3
         7.4      Charges.................................................. 3
         7.5      Operating Hours.........................................  3

8.       REPAIR AND MAINTENANCE...........................................  3
         8.1      By Landlord.............................................  3
         8.2      By Tenant...............................................  3

9.       TAXES ON TENANT'S PROPERTY.......................................  4

10.      TRANSFER BY TENANT...............................................  4
         10.1     General.................................................  4
         10.2     Conditions..............................................  4
         10.3     Liens...................................................  4

11.      ALTERATIONS......................................................  4

12.      SPECIFICALLY PROHIBITED USES.....................................  4

13.      ACCESS BY LANDLORD...............................................  5

14.      CONDEMNATION.....................................................  5

15.      CASUALTY.........................................................  5
         15.1     General.................................................  5
         15.2     Acts of Tenant..........................................  5

16.      SUBORDINATION AND ATTORNMENT.....................................  5
         16.1     General.................................................  5
         16.2     Attornment..............................................  5

17.      INSURANCE........................................................  6
         17.1     General.................................................  6
         17.2     Waiver of Subrogation...................................  6


                                       i

18.      TENANT'S INDEMNITY..............................................  6

19.      THIRD PARTIES; ACTS OF FORCE MAJEURE............................  6

20.      SECURITY INTEREST...............................................  6

21.      CONTROL OF COMMON AREAS.........................................  6

22.      RIGHT TO RELOCATE...............................................  6

23.      QUIET ENJOYMENT.................................................  7

24.      DEFAULT BY TENANT...............................................  7
         24.1     Events of Default......................................  7
         24.2     Remedies of Landlord...................................  7
         24.3     Payment by Tenant......................................  7
         24.4     Reletting..............................................  7
         24.5     Landlord's Right to Pay or Perform.....................  8
         24.6     No Waiver; No Implied Surrender........................  8

25.      DEFAULTS BY LANDLORD............................................  8

26.      RIGHT OF REENTRY................................................. 8

27.      MISCELLANEOUS.................................................... 8
         27.1     Independent Obligations; No Offset...................... 8
         27.2     Time of Essence......................................... 8
         27.3     Applicable Law.......................................... 8
         27.4     Assignment by Landlord.................................. 8
         27.5     Commencement Date and Estoppel Certificates............. 8
         27.6     Signs, Building Name and Building Address............... 9
         27.7     Notices................................................. 9
         27.8     Entire Agreement, Amendment and Binding Effect.......... 9
         27.9     Severability............................................ 9
         27.10    Number and Gender, Captions and References.............. 9
         27.11    Attorneys' Fees......................................... 9
         27.12    Brokers................................................. 9
         27.13    Interest on Tenant's Obligations....................... 10
         27.14    Authority.............................................. 10
         27.15    Recording.............................................. 10
         27.16    Exhibits............................................... 10
         27.17    Multiple Counterparts.................................. 10

          Signature Page     11


                                       ii

                                                   LEASE AGREEMENT

     THIS LEASE AGREEMENT (this "Lease") is entered as of September 15, 1999, between 4849 GREENVILLE PARTNERS ("Landlord") and SYNAPTIX SYSTEMS CORPORATION d.b.a. AFFILIATED RESOURCES CORPORATION ("Tenant").

1. DEFINITIONS. The definitions of certain of the capitalized terms used in this Lease are set forth in the Glossary of Defined Terms attached as Exhibit A.

2. PREMISES. Subject to the provisions of this Lease, Landlord hereby leases to Tenant, and Tenant hereby leases from Landlord, approximately 1,604 rentable square feet of space in the Building known as 3050 Post Oak Boulevard, Houston, Texas, which space is outlined on the floor plan attached hereto as Exhibit B (the "Premises"). In connection with such demise, Landlord hereby grants to Tenant the non-exclusive right to use during the Term all Common Areas designed for the use of all tenants in the Building, in common with all tenants in the Building and their invitees, for the purposes for which designed and in accordance with all Legal Requirements. By occupying the Premises, Tenant accepts the Premises as being suitable for Tenant's intended use of the Premises.

3. TERM. The Term of this Lease shall commence on the Commencement Date (which is scheduled to be November 1, 1999) and shall expire at 5:00 p.m. October 31, 2004 unless earlier terminated as provided herein (the "Term").

4. USE. Tenant shall occupy and use the Premises solely for lawful, general business office purposes in strict compliance with the Building Rules and Regulations from time to time in effect and all other Legal Requirements.

5.       RENT.

5.1 Base Rent. In consideration of Landlord's leasing the Premises to Tenant, Tenant shall pay to Landlord as follows:

                                                    Monthly
                  Term                              Amount

         November 1, 1999 - October 31, 2000        $2,406.00 / month
         November 1, 2000 - October 31, 2003        $2,539.67 / month
         November 1, 2003 - October 31, 2004        $2,673.33 / month

         The Base Rent set forth in this Section 5.1 is a negotiated figure and shall govern whether or not the actual gross rentable square footage of the Premises is the same as set forth in Section 2 hereof or changes pursuant to the standards set in the definition of Net Rentable Area. Tenant shall have no right to withhold, deduct or offset any amount of the monthly Base Rent or any other sum due hereunder even if the actual gross rentable square footage of the premises is less than that set forth in Section 2 hereof or changes pursuant to the standards set forth in the definition of Net Rentable Area.


5.3 Additional Rent. For purposes of this Lease, Tenant's "Additional Rent" for any Fiscal Year (or portion thereof) shall mean the sum of (a) Tenant's Prorata Share of Operating Expenses plus (b) Tenant's Prorata Share of Impositions. For purposes of this Lease, Tenant's Prorata Share of Operating Expenses shall mean and be equal to the product of (x) Net Rentable Area of the Premises multiplied by (y) the difference, if positive, between (i) the amount of Operating Expenses divided by the Net Rentable Area of the Building minus (ii) the Expense Stop, all as applicable for the period in question. For purposes of this Lease, Tenant's Prorata Share of Impositions shall mean and be equal to the product of
(x) Net Rentable Area of the Premises multiplied by (y) the difference, if positive, between (i) the amount of Impositions divided by the Net Rentable Area of the Building minus (ii) the Impositions Stop, all as applicable for the period in question. By the Commencement Date, Landlord shall estimate the Additional Rent to be due by Tenant for the balance of the Fiscal Year in which the Commencement Date occurs. Thereafter, unless Landlord delivers to Tenant a revision of the estimated Additional Rent, Tenant shall pay to Landlord, coincident with Tenant's payment of Base Rent, an amount equal to the estimated Additional Rent for the remainder of such year divided by the number of months remaining in such year. From time to time during any Fiscal Year, Landlord may estimate and re-estimate the Additional Rent to be due by Tenant for that Fiscal Year and deliver a copy of the estimate or re-estimate to Tenant. Thereafter, the

1
monthly installments of Additional Rent payable by Tenant shall be appropriately adjusted in accordance with the estimation so that, by the end of the Fiscal Year, Tenant shall have paid all of the Additional Rent as estimated by Landlord. After the conclusion of each Fiscal Year during the Term, and after the termination or expiration of the Term, Landlord shall deliver to Tenant a statement of actual Additional Rent due by Tenant for the Fiscal Year (or, with respect to termination or expiration, the portion of the Fiscal Year) just ended. Within 30 days thereafter, Tenant shall pay to Landlord or Landlord shall credit against the next installment of Additional Rent due by Tenant (or Landlord shall refund to Tenant, if the Term has expired and all payments due by Tenant to Landlord have been paid in full) the difference between the actual Additional Rent due for such year and the estimated Additional Rent paid by Tenant during such year. Tenant may review, at Tenant's expense and after giving 20-days' prior written notice to Landlord, Landlord's records relating to Operating Expenses and Impositions for any periods within two Fiscal Years prior to the review; provided, however, no review shall extend to periods of time preceding the Commencement Date. In lieu of allowing Tenant to review Landlord's records under this Section 5.3, Landlord may deliver to Tenant a report of the Operating Expenses and Impositions prepared by a certified public accountant, which report shall be conclusive for purposes of this Lease.

         5.4 Parking Charge. Tenant shall at all times during the Term lease from Landlord up to four (4) unassigned automobile parking spaces in the Parking Facility for a monthly charge of $48.00 per space and one (1) reserved parking space for a monthly fee of $100.00 .

         5.5 Payment of Rent. Except as otherwise expressly provided in this Lease, all Rent shall be due in advance monthly installments on the first day of each calendar month during the Term. Rent shall be paid to Landlord at its address recited in Section 27.7 or to such other person or at such other address as Landlord may from time to time designate in writing. Rent shall be paid without notice, demand, abatement, deduction or offset in legal tender of the United States of America. If the Term commences or ends on other than the first or the last day of a calendar month, the Rent for the partial month shall be prorated on the basis of the number of days during the month for which the Term was in effect. If the Term commences or ends on other than the first or the last day of a Fiscal Year, the Additional Rent for the partial Fiscal Year shall be prorated on the basis of the number of days during the Fiscal Year for which the Term was in effect.

         5.6 Delinquent Payments and Handling Charge. All Rent and other payments required of Tenant hereunder shall bear interest from the date due until the date paid at the rate of interest specified in Section 27.13. Alternatively, Landlord may charge Tenant, as additional Rent hereunder, a fee equal to five percent of the delinquent payment to reimburse Landlord for its cost and inconvenience incurred as a consequence of Tenant's delinquency. In no event, however, shall the charges permitted under this Section 5.6 or elsewhere in this Lease, to the extent the same are considered to be interest under applicable law, exceed the maximum rate of interest allowable under applicable law.

         5.7 Prepaid Rent and Security Deposit. Landlord hereby acknowledges receipt of $2,406.00, representing the first monthly installment of Base Rent paid in advance, to be applied to the Rent for the first month of the Term when due .

6.       CONSTRUCTION OF IMPROVEMENTS.

         6.1 General. Subject to events of Force Majeure, Landlord shall install, furnish, perform and apply, at its expense, the Landlord's Work as specified in the Work Letter. Performance of the Landlord's Work shall constitute Landlord's sole construction obligation to Tenant under this Lease.

         6.2 Access by Tenant Prior to Commencement of Term. Provided that Tenant obtains and delivers to Landlord the certificates or policies of insurance called for in Section 17.1, Landlord, in its sole discretion, may permit Tenant and its employees, agents, contractors and suppliers to enter the Premises before the Commencement Date (and such entry, alone, shall not constitute Tenant's taking possession of the Premises for the purpose of Section 6.3(c)) to prepare the Premises for Tenant's occupancy. Tenant and each other person or firm who or which enters the Premises before the Commencement Date shall conduct itself so as to not interfere with Landlord or other occupants of the Building. Landlord may withdraw any permission granted under this Section
6.2 upon 24-hours' notice to Tenant if Landlord, in its sole discretion, determines that any such interference has been or may be caused. Any prior entry shall be under all of the terms of this Lease (other than the obligation to pay Base Rent and Additional Rent) and at Tenant's sole risk. Landlord shall not be liable in any way for personal injury, death or property damage (including damage to any personal property which Tenant may bring into, or any work which Tenant may perform in, the Premises) which may occur in or about the Complex by Tenant or such other person or firm as a result of any prior entry.

         6.3 Commencement Date; Adjustments to Commencement Date. For purposes of this Lease, the "Commencement Date" shall mean the earliest of: (a) the date on which Landlord substantially completes the Landlord's Work and tenders possession of the Premises to Tenant; (b) the date on which Landlord would have substantially completed the Landlord's Work and tendered possession of the Premises to Tenant but for (i) the delay or failure of Tenant to furnish information or other matters required in the Work Letter, (ii) Tenant's request for changes in

                                       2
the Plans or non-Building Standard Items or (iii) any other action or inaction of Tenant, or any person or firm employed or retained by Tenant or the date on which Tenant takes possession of the Premises. If by the scheduled Commencement Date specified in Section 3 the Landlord's Work has not been substantially completed, and such failure to substantially complete renders the Premises untenable for their intended purpose, all as reasonably determined by Landlord, or Landlord is unable to tender possession of the Premises to Tenant, then the Commencement Date (and the commencement of payment of Base Rent and Additional
Rent) shall be postponed until the Landlord's Work is substantially completed as reasonably determined by Landlord or until possession of the Premises is tendered to Tenant, as the case may be. Such postponement shall extend the scheduled expiration of the Term for a number of days equal to the postponement. The postponement of the payment of Base Rent and Additional Rent under this
Section 6.2 shall be Tenant's exclusive remedy for Landlord's delay in completing the Landlord's Work or tendering possession of the Premises to Tenant.

7.       SERVICES TO BE FURNISHED BY LANDLORD.

         7.1 General. Subject to applicable Legal Requirements and Tenant's performance of its obligations hereunder, Landlord shall use all reasonable efforts to furnish the following services:

                   (a) Air-conditioning and heating to the Premises during Building Operating Hours, at such temperatures and in such amounts as are considered by Landlord to be suitable and standard (thus excluding air-conditioning or heating for electronic data processing or other specialized equipment);

                  (b) Hot and cold water at those points of supply common to all floors for lavatory and drinking purposes only;

                  (c) Janitor service and periodic window washing in and about the Building and the Premises;

                  (d) Elevator service, if necessary, to provide access to and egress from the Premises;

                  (e) Electric current during Building Operating Hours for normal office machines and other machines of low electrical consumption (which shall exclude electric current for electronic data processing equipment, lighting in excess of Building Standard or any other item of electrical equipment which singly consumes more than 0.5 kilowatts per hour at rated capacity or requires a voltage other than l20 volts single phase); and

                  (f) Replacement of fluorescent lamps in Building Standard light fixtures installed by Landlord and of incandescent bulbs or fluorescent lamps in all public restrooms, stairwells and other common areas in the Building.


If any of the services described above or elsewhere in this Lease are interrupted, Landlord shall use reasonable diligence to promptly restore same. However, neither the interruption or cessation of such services nor the failure of Landlord to restore same shall render Landlord liable for damages to person or property, or be construed as an eviction of Tenant, or work an abatement of Rent or relieve Tenant from fulfilling any of its other obligations hereunder.

         7.2 Keys. Landlord shall furnish Tenant, at Landlord's expense, with N/A keys, and at Tenant's expense with such additional keys as Tenant may request, to unlock each corridor door entering the Premises. Contemporaneously with the payment of the first installment of Rent, Tenant shall pay to Landlord as additional rent the product of the number of parking spaces which shall not exceed one (1) space per 333 rentable square feet leased multiplied by $20.00 for the access cards needed to gain access to the Building. Tenant shall not install, or permit to be installed, any additional lock on any door into or in the Premises or make, or permit to be made, any duplicates of keys to the Premises. Landlord shall be entitled at all times to possession of a duplicate of all keys to all doors to or inside of the Premises. All keys referred to in this Section 7.2 shall remain the property of Landlord. Upon the expiration or termination of the Term, Tenant shall surrender all such keys and access cards to Landlord and shall deliver to Landlord the combination to all locks on all safes, cabinets and vaults which will remain in the Premises. Landlord shall be entitled to install, operate and maintain security systems in or about the Premises and the Complex which monitor, by closed circuit television or otherwise, all persons leaving or entering the Complex, the Building and the Premises.

         7.3 Tenant Identity. Landlord shall provide and install, in Building Standard graphics, letters or numerals identifying Tenant's name and suite number on entrance doors to the Premises. Without Landlord's prior written consent, no other signs, numerals, letters, graphics, symbols or marks identifying Tenant shall be placed on the exterior, or on the interior if they are visible from the exterior, of the Premises. Landlord shall install up to two
(2) directory strips for each 1,604 net rentable square feet in the Premises, listing the names and suite numbers of Tenant on the Building directory board to be placed in the main lobby of the Building.

         7.4 Charges. Tenant shall pay to Landlord, monthly as billed, as additional Rent, such charges as may be separately metered or as Landlord may compute for (a) any utility services utilized by Tenant for computers, data processing equipment or other electrical equipment in excess of that agreed to be furnished by Landlord pursuant to Section 7.1(e), (b) lighting installed in the Premises in excess of Building Standard lighting, (c) air-conditioning, heating and other services in excess of that stated in Section 7.1(a) or provided at times other than Building Operating Hours and (d) janitorial services required with respect to Non-Building Standard Items within the Premises. Landlord may elect to

3
estimate the charges to be paid by Tenant under this Section 7.4 and bill such charges to Tenant monthly in advance, in which event Tenant shall promptly pay the estimated charges. When the actual charges are determined by Landlord an appropriate cash adjustment shall be made between Landlord and Tenant to account for any underpayment or overpayment by Tenant. Tenant shall pay all costs associated with providing separate utility meters to the Leased Premises.

         7.5 Operating Hours. Subject to Building Rules and Regulations and such security standards as Landlord may from time to time adopt, the Building shall be open to the public during the Building Operating Hours and the Premises shall be open to Tenant during hours other than Building Operating Hours.

8.       REPAIR AND MAINTENANCE.

         8.1 By Landlord. Landlord shall maintain the Building (excluding leasehold improvements which become fixtures thereto) in a good and operable condition, and shall make such repairs and replacements as may be required to maintain the Building in such condition. This Section 8.1 shall not apply to damage resulting from a Taking (as to which Section 14 shall apply), or damage resulting from a casualty (as to which Section 15.1 shall apply) or to damage for which Tenant is otherwise responsible under this Lease.

         8.2 By Tenant. Tenant shall maintain the Premises in a clean, safe, operable, attractive condition, and will not commit or allow to remain any waste or damage to any portion of the Premises. Tenant shall repair or replace, subject to Landlord's direction and supervision, any damage to the Complex caused by Tenant or Tenant's agents, contractors or invitees. If Tenant fails to make such repairs or replacements, Landlord may make same at Tenant's cost. Such cost shall be payable to Landlord by Tenant on demand as additional Rent. All contractors, workmen, artisans and other persons which or who Tenant proposes to retain to perform work in the Premises (or the Complex, pursuant to the second sentence of this Section 8.2) pursuant to this Section 8.2 or Section 11 shall be approved by Landlord prior to the commencement of any such work.

9. TAXES ON TENANT'S PROPERTY. Tenant shall be liable for and shall pay, before their becoming delinquent, all taxes and assessments levied against any personal property placed by Tenant in the Premises (even if same becomes a fixture by operation of law or the property of Landlord by operation of this Lease), including any additional Impositions which may be assessed, levied, charged or imposed against Landlord or the Building by reason of Non-Building Standard Items in the Premises. Tenant may withhold payments of any taxes and assessments described in this Section 9 so long as Tenant contests its obligation to pay in accordance with applicable law and the non-payment thereof does not pose a threat of loss or seizure of the Building or any interest of Landlord therein.

10.      TRANSFER BY TENANT.

         10.1 General. Without the prior written consent of Landlord, Tenant shall not effect or suffer any Transfer. Any attempted Transfer without such consent shall be void. If Tenant desires to effect a Transfer, it shall deliver to Landlord written notice thereof in advance of the date on which Tenant proposes to make the Transfer, together with all of the terms of the proposed Transfer and the identity of the proposed Transferee. Landlord shall have 30 days following receipt of the notice and information within which to notify Tenant in writing whether Landlord elects (a) to refuse to consent to the Transfer and to terminate this Lease as to the space proposed to be Transferred as of the date so specified by Tenant, in which event Tenant will be relieved of all further obligations hereunder as to such space, (b) to refuse to consent to the Transfer and to continue this Lease in full force as to the entire Premises or (c) to permit Tenant to effect the proposed Transfer. If Landlord fails to notify Tenant of its election within said 30 day period, Landlord shall be deemed to have elected option (b). The consent by Landlord to a particular Transfer shall not be deemed a consent to any other Transfer. If a Transfer occurs without the prior written consent of Landlord as provided herein, Landlord may nevertheless collect rent from the Transferee and apply the net amount collected to the Rent payable hereunder, but such collection and application shall not constitute a waiver of the provisions hereof or a release of Tenant from the further performance of its obligations hereunder.

         10.2 Conditions. The following conditions shall automatically apply to each Transfer, without the necessity of same being stated in or referred to in Landlord's written consent:

                   (a) Tenant shall execute, have acknowledged and deliver to Landlord, and cause the Transferee to execute, have acknowledged and deliver to Landlord, an instrument in form and substance acceptable to Landlord in which
(i) the Transferee adopts this Lease and agrees to perform, jointly and severally with Tenant, all of the obligations of Tenant hereunder, as to the space transferred to it, (ii) the Transferee grants Landlord an express first and prior security interest in its personal property brought into the transferred space to secure its obligations to Landlord hereunder, (iii) Tenant subordinates to Landlord's statutory lien and security interest any liens, security interests or other rights which Tenant may claim with respect to any property of the Transferee, (iv) Tenant agrees with Landlord that, if the rent or other consideration due by the Transferee exceeds the Rent for the transferred space, then Tenant shall pay Landlord as additional Rent hereunder all such excess rent and other consideration immediately upon Tenant's receipt thereof, (v) Tenant and the Transferee agree to provide to Landlord, at their expense, direct access from a public corridor in the Building to the transferred space, (vi) the Transferee agrees to use and occupy the transferred space solely for the purpose specified in Section 4 and otherwise in strict accordance with this Lease and (vii) Tenant acknowledges that, notwithstanding the Transfer, Tenant remains directly and primarily liable for the performance of all the obligations of

4

Tenant hereunder (including, without limitation, the obligation to pay all Rent), and Landlord shall be permitted to enforce this Lease against Tenant or the Transferee, or both, without prior demand upon or proceeding in any way against any other persons, and

                  (b) Tenant shall deliver to Landlord a counterpart of all instruments relative to the Transfer executed by all parties to such transaction (except Landlord).

         10.3 Liens. Without in any way limiting the generality of the foregoing, Tenant shall not grant, place or suffer, or permit to be granted, placed or suffered, against the Complex or any portion thereof, any lien, security interest, pledge, conditional sale contract, claim, charge or encumbrance (whether constitutional, contractual or otherwise) and if any of the aforesaid does arise or is asserted, Tenant will, promptly upon demand by Landlord and at Tenant's expense, cause same to be released.

11. ALTERATIONS. Tenant shall not make, or permit to be made, any alteration, improvement or addition to, or install, or permit to be installed, any fixture or equipment (other than desk top electrical equipment) in, the Premises without the prior written consent of Landlord. All such alterations, improvements and additions (including all articles attached to the floor, wall or ceiling of the Premises) shall become the property of Landlord and shall, at Landlord's election, be (a) surrendered with the Premises as part thereof at the termination or expiration of the Term, without any payment, reimbursement or compensation therefor, or (b) removed by Tenant, at Tenant's expense, with all damage caused by such removal repaired by Tenant. Tenant may remove Tenant's trade fixtures, office supplies, movable office furniture and equipment not attached to the Building provided such removal is made within five days after the expiration of the Term, no uncured Event of Default has occurred and Tenant promptly repairs all damage caused by such removal.

12. SPECIFICALLY PROHIBITED USES. Tenant will not (a) use, occupy or permit the use or occupancy of the Premises for any purpose or in any manner which is or may be, directly or indirectly, violative of any Legal Requirement, or dangerous to life or property, or a public or private nuisance or disruptive or obstructive of any other tenant of the Building, (b) keep, or permit to be kept, any substance in or conduct, or permit to be conducted, any operation from the Premises which might emit offensive odors or conditions into other portions of the Building, or make undue noise or create undue vibrations, (c) commit or permit to remain any waste to the Premises, (d) install or permit to remain any improvements to the Premises (other than window coverings which have first been approved by Landlord) which are visible from the outside of the Premises, or exceed the structural loads of floors or walls of the Building, or adversely affect the mechanical, plumbing or electrical systems of the Building or affect the structural integrity of the Building in any way, (e) install any food, soft drink or other vending machine (other than those for the exclusive, non-commercial use of Tenant and its business invitees) in the Premises or (f) commit, or permit to be committed, any action or circumstance in or about the Building which, directly or indirectly, would or might justify any insurance carrier in canceling or increasing the premium on the fire and extended coverage insurance policy maintained by Landlord on the Building or contents, and if any increase results from any act of Tenant, then Tenant shall pay such increase promptly upon demand therefor by Landlord.

13. ACCESS BY LANDLORD. Landlord, its employees, contractors, agents and representatives, shall have the right (and Landlord, for itself and such persons and firms, hereby reserves the right) to enter the Premises at all hours (a) to inspect, clean, maintain, repair, replace or alter the Premises or the Building,
(b) to show the Premises to prospective purchasers (or, during the last 12 months of the Term, to prospective tenants), (c) to determine whether Tenant is performing its obligations hereunder and, if it is not, to perform same at Landlord's option and Tenant's expense or (d) for any other purpose deemed reasonable by Landlord. In an emergency, Landlord (and such persons and firms) may use any means to open any door into or in the Premises without any liability therefor. Entry into the Premises by Landlord or any other person or firm named in the first sentence of this Section 13 for any purpose permitted herein shall not constitute a trespass or an eviction (constructive or otherwise), or entitle Tenant to any abatement or reduction of Rent, or constitute grounds for any claim (and Tenant hereby waives any claim) for damages for any injury to or interference with Tenant's business, for loss of occupancy or quiet enjoyment or for consequential damages.

14. CONDEMNATION. If all of the Complex is Taken, or if so much of the Complex is Taken that, in Landlord's opinion, the remainder cannot be restored to an economically viable, quality office building, or if the awards payable to Landlord as a result of any Taking are, in Landlord's opinion, inadequate to restore the remainder to an economically viable, quality office building,
Landlord may, at its election, exercisable by the giving of written notice to Tenant within 60 days after the date of the Taking, terminate this Lease as of the date of the Taking or the date Tenant is deprived of possession of the Premises (whichever is later). If this Lease is not terminated as result of a Taking, Landlord shall restore the Premises remaining after the Taking to a Building Standard condition. During the period of restoration, Base Rent shall be abated to the extent the Premises are rendered untenantable and, after the period of restoration, Base Rent and Tenant's Share shall be reduced in the proportion that the area of the Premises Taken or otherwise rendered untenantable bears to the area of the Premises just prior to the Taking. If any portion of Base Rent is abated under this Section 14, Landlord may elect to extend the expiration date of the Term for the period of the abatement. All awards, proceeds, compensation or other payments from or with respect to any Taking of the Complex or any portion thereof shall belong to Landlord, Tenant hereby assigning to Landlord all of its right, title, interest and claim to same. Tenant may assert a claim for and recover from the condemning authority, but not from Landlord, such compensation as may be awarded on account of Tenant's moving and relocation expenses, and depreciation to and loss of Tenant's moveable personal property.
15.      CASUALTY

         .

         15.1 General. Tenant shall give prompt written notice to Landlord of any casualty to the Complex of which Tenant is aware and any casualty to the Premises. If the Complex or the Premises are totally destroyed, or if the Complex or the Premises are partially destroyed but in Landlord's opinion, they cannot be restored to an economically viable, quality office building, or if the insurance proceeds payable to Landlord as a result of any casualty are, in Landlord's opinion, inadequate to restore the portion remaining to an economically viable and quality office building, Landlord may, at its election exercisable by the giving of written notice to Tenant within 60 days after the casualty, terminate this Lease as of the date of the casualty or the date Tenant is deprived of possession of the Premises (whichever is later). If this Lease is not terminated as a result of a casualty, Landlord shall (subject to Section 15.2) restore the Premises to a Building Standard condition. During the period of restoration, Base Rent shall be abated to the extent the Premises are rendered untenantable and, after the period of restoration, Base Rent and Tenant's Share shall be reduced in the proportion that the area of the Premises remaining tenantable after the casualty bears to the area of the Premises just prior to the casualty. If any portion of Base Rent is abated under this Section 15.1, Landlord may elect to extend the expiration date of the Term for the period of the abatement.

         15.2 Acts of Tenant. Notwithstanding any provisions of this Lease to the contrary, if the Premises or the Complex are damaged or destroyed as a result of a casualty arising from the acts or omissions of Tenant, or any of Tenant's officers, directors, shareholders, partners, employees, contractors, agents, invitees or representatives, (a) Tenant's obligation to pay Rent and to perform its other obligations under this Lease shall not be abated, reduced or altered in any manner, (b) Landlord shall not be obligated to repair or restore the Premises or the Complex and (c) subject to Section 17.2, Tenant shall be obligated, at Tenant's cost, to repair and restore the Premises or the Complex to the condition they were in just prior to the damage or destruction under the direction and supervision of, and to the satisfaction of, Landlord and any Landlord Mortgagee.

16.      SUBORDINATION AND ATTORNMENT.

         16.1 General. This Lease, Tenant's leasehold estate created hereby and all of Tenant's rights, titles and interests hereunder and in and to the Premises are subject and subordinate to any Mortgage presently existing or hereafter placed upon all or any portion of the Complex. However, Landlord and Landlord's Mortgagee may, at any time upon the giving of written notice to Tenant and without any compensation or consideration being payable to Tenant, make this Lease, and the aforesaid leasehold estate and rights, titles and interests, superior to any Mortgage. Upon the written request by Landlord or by Landlord's Mortgagee to Tenant, and within five (5) days of the date of such request, and without any compensation or consideration being payable to Tenant, Tenant shall execute, have acknowledged and deliver a recordable instrument confirming that this Lease, Tenant's leasehold estate in the Premises and all of Tenant's rights, titles and interests hereunder are subject and subordinate (or, at the election of Landlord or Landlord's Mortgagee, superior) to the Mortgage benefiting Landlord's Mortgagee.

         16.2 Attornment. Upon the written request of any person or party succeeding to the interest of Landlord under this Lease, Tenant shall automatically become the tenant of and attorn to such successor in interest without any change in any of the terms of this Lease. No successor in interest shall be (a) bound by any payment of Rent for more than one month in advance, except payments of security for the performance by Tenant of Tenant's obligations under this Lease, (b) subject to any offset, defense or damages arising out of a default or any obligations of any preceding Landlord or (c) bound by any amendment of this Lease entered into after Tenant has been given written notice of the name and address of Landlord's Mortgagee and without the written consent of Landlord's Mortgagee or such successor in interest. The subordination, attornment and mortgage protection clauses of this Section 16 shall be self-operative and no further instruments of subordination, attornment or mortgagee protection need be required by any Mortgagee or successor in interest thereto. Nevertheless, upon the written request therefor and without any compensation or consideration being payable to Tenant, Tenant agrees to execute, have acknowledged and deliver such instruments as may be requested to confirm the same.

17.      INSURANCE.

         17.1 General. Tenant shall obtain and maintain throughout the Term the following policies of insurance:

                  (a) fire and all risk insurance, with vandalism, malicious mischief and sprinkler leakage endorsements, on all of Tenant's personal property located in, and on all Non-Building Standard Items to, the Premises in an amount not less than eighty percent of the replacement cost thereof;

                  (b) comprehensive general and contractual liability insurance against claims for personal injury, bodily injury, death and property damage occurring in or about the Premises, such insurance to afford protection to the limits of (i) not less than $1,000,000 per occurrence;

                  (c) insurance required hereunder shall be written by companies licensed to do business in the State of Texas and shall have a minimum rating of A:X by Best's Key Rating Guide.


6

                  (d) such other policy or policies of insurance as Landlord may reasonably require or as Landlord is then requiring from one or more other tenants in the Building.

Tenant shall deliver to Landlord, prior to the Commencement Date, certificates of such insurance and shall, at all times during the Term, deliver to Landlord upon request true copies of such insurance policies. The policy described in clause (b) shall (i) name Landlord as an additional insured, (ii) provide that it will not be canceled, reduced or non-renewed without 30-days' prior written notice to Landlord, (iii) insure performance of the indemnities of Tenant contained in Section 18 and elsewhere in this Lease and (iv) be primary coverage, so that any insurance coverage obtained by Landlord shall be in excess thereto. Tenant shall deliver to Landlord certificates of renewal at least 30 days before the expiration date of each such policy and copies of new policies at least 30 days before terminating any such policies. All policies of insurance required to be obtained and maintained by Tenant shall be subject to the approval of Landlord as to terms, coverage, deductibles and issuer.

         17.2 Waiver of Subrogation. Landlord and Tenant hereby waive all claims, rights of recovery and causes of action that either party or any party claiming by, through or under such party may now or hereafter have by subrogation or otherwise against the other party or against any of the other party's officers, directors, shareholders, partners or employees for any loss or damage that may occur to the Complex, the Premises, Tenant's improvements or any of the contents of any of the foregoing by reason of fire or other casualty, or by reason of any other cause except gross negligence or willful misconduct (thus including simple negligence of the parties hereto or their officers, directors, shareholders, partners or employees), that could have been insured against under the terms of (a) in the case of Landlord, the standard fire and extended coverage insurance policies available in the state where the Complex is located at the time of the casualty and (b) in the case of Tenant, the fire and extended coverage insurance policy required to be obtained and maintained under Section 17.1; provided, however, that the waiver set forth in this Section 17.2 shall not apply to any deductibles on insurance policies carried by Landlord or to any coinsurance penalty which Landlord might sustain. Landlord and Tenant shall cause an endorsement to be issued to their respective insurance policies recognizing this waiver of subrogation.

18. TENANT'S INDEMNITY. Subject to Section 17.2, Tenant shall defend, indemnify and hold harmless Landlord and Landlord's officers, directors, shareholders, partners and employees from and against, all liabilities, obligations, losses, damages, penalties, claims, actions, suits, costs, expenses and disbursements (including court costs and reasonable attorneys' fees) resulting from any injuries to or death of any person or damage to any property occurring during the Term in or about the Premises.

19. THIRD PARTIES; ACTS OF FORCE MAJEURE. Landlord shall have no liability to Tenant, or to Tenant's officers, directors, shareholders, partners, employees, agents, contractors or invitees, for bodily injury, death, property damage, business interruption, loss of profits, loss of trade secrets or other direct or consequential damages occasioned by (a) the acts or omissions of any other tenant or such other tenant's officers, directors, shareholders, partners, employees, agents, contractors or other invitees within the Complex, (b) Force Majeure, (c) vandalism, theft, burglary and other criminal acts (other than those committed by Landlord and its employees), (d) water leakage or (e) the repair, replacement, maintenance, damage, destruction or relocation of the Premises.

20. SECURITY INTEREST. As security for Tenant's payment of Rent and performance of all of its other obligations under this Lease, Tenant hereby grants to Landlord a security interest in all property of Tenant now or hereafter placed in the Premises. Landlord, as secured party, shall be entitled to all of the rights, remedies and recourses afforded to a secured party under the Texas
Uniform  Commercial  Code,  which  rights,   remedies  and  recourses  shall  be
cumulative of all other rights, remedies, recourses, liens and security interests afforded Landlord by law, equity or this Lease. Contemporaneously with the execution of this Lease, Tenant shall execute and deliver, as debtor, promptly upon request and without any compensation or consideration being payable to Tenant, such additional financing statement or statements as Landlord may request. However, Landlord may at any time file a copy of this Lease as a financing statement.

21. CONTROL OF COMMON AREAS. Landlord shall have the exclusive control over the Common Areas. Landlord may, from time to time, create different Common Areas, close or otherwise modify the Common Areas, and modify and the Building Rules and Regulations with respect thereto.

22. RIGHT TO RELOCATE. Landlord retains the right and power, to be exercised reasonably and at Landlord's expense, to relocate Tenant within the Building in space which is comparable in size to the Premises and is suited to Tenant's use. Instances when the exercise of Landlord's right and power to relocate Tenant shall be deemed reasonable include, but shall not be limited to, instances where Landlord desires to consolidate the rentable area in the Building to provide Landlord's services more efficiently, or to provide contiguous vacant space for a prospective tenant. Landlord shall not be liable to Tenant for any claims arising in connection with a relocation permitted under this Section 22.

23. QUIET ENJOYMENT. Provided Tenant has performed all its obligations under this Lease, Tenant shall and may peaceably and quietly have, hold, occupy, use and enjoy the Premises during the Term subject to the provisions of this Lease. Landlord shall warrant and forever defend Tenant's right to occupancy of the Premises against the claims of any and all persons whomsoever lawfully claiming the same or any part thereof, by, through or under Landlord, but not otherwise, subject to the provisions of this Lease.

24.      DEFAULT BY TENANT.

         24.1 Events of Default. Each of the following occurrences shall constitute an Event of Default (herein so called):

                  (a) The failure of Tenant to pay Rent as and when due hereunder and the continuance of such failure for a period of three days after written notice from Landlord to Tenant specifying the failure; provided, however, after Landlord has given Tenant written notice pursuant to this clause
(a) on two separate occasions Landlord shall not be required to give Tenant any further notice under this clause (a);

                  (b) The failure of Tenant to perform, comply with or observe any other agreement, obligation or undertaking of Tenant, or any other term, condition or provision, in this Lease, and the continuance of such failure for a period of ten days after written notice from Landlord to Tenant specifying the failure;

                  (c) The abandonment of the Premises by Tenant or the failure of Tenant to occupy the Premises or any significant portion thereof;

                  (d) The filing of a petition by or against Tenant (the term "Tenant" also meaning, for the purpose of this clause (d), any guarantor of the named Tenant's obligations hereunder) (i) in any bankruptcy or other insolvency proceeding, (ii) seeking any relief under the Bankruptcy Code or any similar debtor relief law, (iii) for the appointment of a liquidator or receiver for all or substantially all of Tenant's property or for Tenant's interest in this Lease or (iv) to reorganize or modify Tenant's capital structure; and

                  (e) The admission by Tenant in writing that it cannot meet its obligations as they become due or the making by Tenant of an assignment for the benefit of its creditors.

         24.2 Remedies of Landlord. Upon any Event of Default, Landlord may, at Landlord's option and in addition to all other rights, remedies and recourses afforded Landlord hereunder or by law or equity, do any one or more of the following:

                   (a) Terminate this Lease by the giving of written notice to Tenant, in which event Tenant shall pay to Landlord the sum of (i) all Rent and other amounts accrued hereunder to the date of termination, (ii) all amounts due under Section 24.3 and (iii) liquidated damages in an amount equal to (A) the total Rent that Tenant would have been required to pay for the remainder of the Term discounted to present value at the prime lending rate (or equivalent rate, however denominated) in effect on the date of termination at the largest national bank in the state where the Complex is located minus (B) the then present fair rental value of the Premises for such period, similarly discounted.

                  (b) Terminate Tenant's right to possession of the Premises without terminating this Lease by the giving of written notice to Tenant, in which event Tenant shall pay to Landlord (i) all Rent and other amounts accrued hereunder to the date of termination of possession, (ii) all amounts due from time to time under Section 24.3 and (iii) all Rent and other sums required hereunder to be paid by Tenant during the remainder of the Term, diminished by any net sums thereafter received by Landlord through reletting the Premises during said period. Reentry by Landlord in the Premises will not affect the obligations of Tenant hereunder for the unexpired Term. Landlord may bring action against Tenant to collect amounts due by Tenant on one or more occasions, without the necessity of Landlord's waiting until expiration of the Term. If Landlord elects to proceed under this Section 24.2(b), it may at any time elect to terminate this Lease pursuant to Section 24.2(a).

                  (c) Without notice, alter any and all locks and other security devices at the Premises without being obligated to deliver new keys to the Premises, unless Tenant has cured all Events of Default before Landlord has terminated this Lease under Section 24.2(a) or has entered into a lease to relet all or a portion of the Premises.

                   (d) If an Event of Default specified in Section 24.1(c) occurs, Landlord may remove and store any property that remains on the Premises, and, if Tenant does not claim such property within ten days after Landlord has delivered to Tenant notice of such storage, Landlord may appropriate, sell, destroy, or otherwise dispose of the property in question without notice to Tenant or any other person and without any obligation to account for such property.

         24.3 Payment by Tenant. Upon any Event of Default, Tenant shall also pay to Landlord all costs and expenses incurred by Landlord, including court costs and reasonable attorneys' fees, in (a) retaking or otherwise obtaining possession of the Premises, (b) removing and storing Tenant's or any other occupant's property, (c) repairing, restoring, altering, remodeling or otherwise putting the Premises into condition acceptable to a new tenant or tenants, (d) reletting all or any part of the Premises, (e) paying or performing the underlying obligation which Tenant failed to pay or perform and (f) enforcing any of Landlord's rights, remedies or recourses arising as a consequence of the Event of Default.

         24.4 Reletting. Upon termination of this Lease or upon termination of Tenant's right to possession of the Premises, Landlord shall use reasonable efforts to relet the Premises on such terms and conditions as Landlord in its sole discretion may determine (including a term different than the Term, rental concessions, and alterations to, and

                                       8
improvements of, the Premises); however, Landlord shall not be obligated to relet the Premises before leasing other portions of the Building. Landlord shall not be liable, nor shall Tenant's obligations hereunder be diminished because of, Landlord's failure to relet the Premises or collect rent due in respect of such reletting. Tenant shall not be entitled to the excess of any rent obtained by reletting over the Rent herein reserved.

         24.5 Landlord's Right to Pay or Perform. Upon an Event of Default, Landlord may, but without obligation to do so and without thereby waiving or curing such Event of Default, pay or perform the underlying obligation for the account of Tenant, and enter the Premises and expend the Security Deposit for such purpose.

         24.6 No Waiver; No Implied Surrender. Provisions of this Lease may only be waived by the party entitled to the benefit of the provision evidencing the waiver in writing. Thus, neither the acceptance of Rent by Landlord following an Event of Default (whether known to Landlord or not), nor any other custom or practice followed in connection with this Lease, shall constitute a waiver by Landlord of such Event of Default or any other Event of Default. Further, the failure by Landlord to complain of any action or inaction by Tenant, or to assert that any action or inaction by Tenant constitutes (or would constitute, with the giving of notice and the passage of time) an Event of Default, regardless of how long such failure continues, shall not extinguish, waive or in any way diminish the rights, remedies and recourses of Landlord with respect to such action or inaction. No waiver by Landlord of any provision of this Lease or of any breach by Tenant of any obligation of Tenant hereunder shall be deemed to be a waiver of any other provision hereof, or of any subsequent breach by Tenant of the same or any other provision hereof. Landlord's consent to any act by Tenant requiring Landlord's consent shall not be deemed to render unnecessary the obtaining of Landlord's consent to any subsequent act of Tenant. No act or omission by Landlord (other than Landlord's execution of a document acknowledging such surrender) or Landlord's agents, including the delivery of the keys to the Premises, shall constitute an acceptance of a surrender of the Premises.

25. DEFAULTS BY LANDLORD. Landlord shall not be in default under this Lease, and Tenant shall not be entitled to exercise any right, remedy or recourse against Landlord or otherwise as a consequence of any alleged default by Landlord under this Lease, unless Landlord fails to perform any of its obligations hereunder and said failure continues for a period of 30 days after Tenant gives Landlord and (provided that Tenant shall have been given the name and address of Landlord's Mortgagee) Landlord's Mortgagee written notice thereof specifying, with reasonable particularity, the nature of Landlord's failure. If, however, the failure cannot reasonably be cured within the 30-day period, Landlord shall not be in default hereunder if Landlord or Landlord's Mortgagee commences to cure the failure within the 30 days and thereafter pursues the curing of same diligently to completion. If Tenant recovers a money judgment against Landlord for Landlord's default of its obligations hereunder or otherwise, the judgment shall be limited to Tenant's actual direct, but not consequential, damages therefor and shall be satisfied only out of the interest of Landlord in the Complex as the same may then be encumbered, and Landlord shall not otherwise be liable for any deficiency. In no event shall Tenant have the right to levy execution against any property of Landlord other than its interest in the Complex. The foregoing shall not limit any right that Tenant might have to obtain specific performance of Landlord's obligations hereunder.

26. RIGHT OF REENTRY. Upon the expiration or termination of the Term for whatever cause, or upon the exercise by Landlord of its right to re-enter the Premises without terminating this Lease, Tenant shall immediately, quietly and peaceably surrender to Landlord possession of the Premises in "broom clean" and good order, condition and repair, except only for ordinary wear and tear, damage by casualty not covered by Section 15.2 and repairs to be made by Landlord pursuant to Section 15.1. If Tenant fails to surrender possession as herein required, Landlord may, without giving Tenant prior notice to vacate the Premises or any other notice, initiate any and all legal action as Landlord may elect to dispossess Tenant and all of its property, and all persons or firms claiming by, through or under Tenant and all of their property, from the Premises, and may remove from the Premises and store (without any liability for loss, theft, damage or destruction thereto) any such property at Tenant's cost. While Tenant remains in possession of the Premises after such expiration, termination or exercise by Landlord of its re-entry right, Tenant shall be deemed to be occupying the Premises as a tenant-at-sufferance, subject to all of the obligations of Tenant under this Lease, except that the daily Rent shall be twice the per day Rent in effect immediately before such expiration, termination or exercise by Landlord. No such holding over shall extend the Term. If Tenant fails to surrender possession of the Premises in the condition herein required, Landlord may, at Tenant's expense, restore the Premises to such condition.

27.      MISCELLANEOUS.

         27.1 Independent Obligations; No Offset. The obligations of Tenant to pay Rent and to perform the other undertakings of Tenant hereunder constitute independent unconditional obligations to be performed at the times specified hereunder, regardless of any breach or default by Landlord hereunder. Tenant shall have no right, and Tenant hereby waives and relinquishes all rights which Tenant might otherwise have, to claim any nature of lien against the Complex or to withhold, deduct from or offset against any Rent or other sums to be paid to Landlord by Tenant.

         27.2 Time of Essence. Time is of the essence with respect to each date or time specified in this Lease by which an event is to occur.

         27.3 Applicable Law. This Lease shall be governed by, and construed in accordance with, the laws of the State of Texas. All monetary and other obligations of Landlord and Tenant are performable in the county where the Complex is located.

                                       9

         27.4 Assignment by Landlord. Landlord shall have the right to assign, in whole or in part, any or all of its rights, titles or interests in and to the Complex or this Lease and, upon any such assignment, Landlord shall be relieved of all unaccrued liabilities and obligations hereunder to the extent of the interest so assigned.

         27.5 Commencement Date and Estoppel Certificates. From time to time at the request of Landlord or Landlord's Mortgagee, Tenant will promptly and without compensation or consideration execute, have acknowledged and deliver a certificate stating (a) the Commencement Date and the date of expiration of the Term, (b) the rights (if any) of Tenant to extend the Term or to expand the Premises, (c) the Rent (or any components of the Rent) currently payable hereunder, (d) whether this Lease has been amended in any respect and, if so, submitting copies of or otherwise identifying the amendments, (e) whether, within the knowledge of Tenant, there are any existing breaches or defaults by Landlord hereunder and, if so, stating the defaults with reasonable particularity and (f) such other information pertaining to this Lease as Landlord or Landlord's Mortgagee may reasonably request.

         27.6 Signs, Building Name and Building Address. Landlord may, from time to time at its discretion, maintain any and all signs anywhere in the Complex, and to change the name and street address of the Complex. Tenant shall not use the name of the Building for any purpose other than as the address of the business to be conducted by Tenant from the Premises.

         27.7 Notices. All notices and other communications given pursuant to this Lease shall be in writing and shall either be mailed by first class United States mail, postage prepaid, registered or certified with return receipt requested, and addressed as set forth in this Section 27.7, or delivered in person to the intended addressee, or sent by prepaid telegram, cable or telex followed by a confirmatory letter. Notice mailed in the aforesaid manner shall become effective three business days after deposit; notice given in any other manner, and any notice given to Landlord, shall be effective only upon receipt by the intended addressee. Each party shall have the continuing right to change its address for notice hereunder by the giving of 15 days' prior written notice to the other party in accordance with this Section 27.7.

NOTICE ADDRESS:

         Landlord:                         Tenant:

         4849 Greenville Partners          Affiliate Resources Corporation
         c/o Cottonwood Partners           3050 Post Oak Blvd., Suite 1080
         5956 Sherry Lane, Suite 850                Houston, Texas  77056
         Dallas, Texas 75225

        cProperty Manager
         Cottonwood Management Services
         3050 Post Oak Blvd., Suite 570
         Houston, Texas 77056

PAYMENT ADDRESS:

         CottonStar - Lakes on Post Oak L/B A/C
         Newark Post Office
         P. O. Box 35259
         Newark, NJ 07193-5259

         27.8 Entire Agreement, Amendment and Binding Effect. This Lease constitutes the entire agreement between Landlord and Tenant relating to the subject matter hereof and all prior agreements relative hereto which are not contained herein are terminated. This Lease may be amended only by a written document duly executed by Landlord and Tenant (and, if a Mortgage is then in effect, by the Landlord's Mortgagee entitled to the benefits thereof), and any alleged amendment which is not so documented shall not be effective as to either party. The provisions of this Lease shall be binding upon and inure to the benefit of the parties hereto and their heirs, executors, administrators, successors and assigns; provided, however, that this Section 27.8 shall not negate, diminish or alter the restrictions on Transfers applicable to Tenant set forth elsewhere in this Lease.

         27.9 Severability. This Lease is intended to be performed in accordance with and only to the extent permitted by all Legal Requirements. If any provision of this Lease or the application thereof to any person or circumstance shall, for any reason and to any extent, be invalid or unenforceable, but the extent of the invalidity or unenforceability does not destroy the basis of the bargain between the parties as contained herein, the remainder of this Lease and the application of such provision to other persons or circumstances shall not be affected thereby, but rather shall be enforced to the greatest extent permitted by law.

         27.10 Number and Gender, Captions and References. As the context of this Lease may require, pronouns shall include natural persons and legal entities of every kind and character, the singular number shall include the plural and the neuter shall include the masculine and the feminine gender. Section headings in this Lease are for convenience of reference only and are not intended, to any extent and for any purpose, to limit or define any section hereof. Whenever the

                                       10
terms "hereof," "hereby," "herein", "hereunder" or words of similar import are used in this Lease, they shall be construed as referring to this Lease in its entirety rather than to a particular section or provision, unless the context specifically indicates to the contrary. Any reference to a particular "Section" shall be construed as referring to the indicated section of this Lease.

         27.11 Attorneys' Fees. If either party hereto initiates any litigation against the other party relating to this Lease, the prevailing party shall be entitled to recover, in addition to all damages allowed by law and other relief, all court costs and reasonable attorneys' fees incurred in connection with such litigation.

         27.12 Brokers. Tenant and Landlord hereby warrant and represent unto the other that it has not incurred or authorized any brokerage commission, finder's fees or similar payments in connection with this Lease, other than that which is due to Cottonwood Partners, which payment shall be paid by Landlord. Each party shall defend, indemnify and hold the other harmless from and against any claim for brokerage commission, finder's fees or similar payment arising by virtue of authorization of such party, or any Affiliate of such party, in connection with this Lease.

         27.13 Interest on Tenant's Obligations. Any amount due from Tenant to Landlord which is not paid when due shall bear interest at the maximum rate allowed by law from the date such payment is due until paid, but the payment of such interest shall not excuse or cure the default in payment.

         27.14 Authority. The person executing this Lease on behalf of Tenant personally warrants and represents to Landlord that (a) Tenant is a duly organized and existing legal entity, in good standing in the State of Texas; (b) Tenant has full right and authority to execute, deliver and perform this Lease;
(c) the person executing this Lease on behalf of Tenant was authorized to do so; and (d) upon request of Landlord, such person will deliver to Landlord satisfactory evidence of his or her authority to execute this Lease on behalf of Tenant.

         27.15 Recording. Neither this Lease (including any Exhibit hereto) nor any memorandum hereof shall be recorded without the prior written consent of Landlord.

         27.16   Exhibits.   All  Exhibits  and  written   addenda   hereto  are
incorporated herein for any and all purposes.

         27.17 Multiple Counterparts. This Lease may be executed in two or more counterparts, each of which shall be an original, but all of which shall constitute but one instrument.

                                       11

EXECUTED as of the date and year above first written.


TENANT ACKNOWLEDGES THAT LANDLORD HAS MADE NO WARRANTIES TO TENANT AS TO THE CONDITION OF THE PREMISES, EITHER EXPRESS OR IMPLIED, AND LANDLORD AND TENANT EXPRESSLY DISCLAIM ANY IMPLIED WARRANTY THAT THE PREMISES ARE SUITABLE FOR TENANT'S INTENDED COMMERCIAL PURPOSE, AND TENANT'S OBLIGATION TO PAY RENT HEREUNDER IS NOT DEPENDENT UPON THE CONDITION OF THE PREMISES OR THE PERFORMANCE BY LANDLORD OF ITS OBLIGATIONS HEREUNDER, AND TENANT SHALL CONTINUE TO PAY THE RENT, WITHOUT ABATEMENT (EXCEPT AS OTHERWISE EXPRESSLY PROVIDED HEREIN), SET OFF, DEDUCTION, NOTWITHSTANDING ANY BREACH BY LANDLORD OF ITS DUTIES OR OBLIGATIONS HEREUNDER, WHETHER EXPRESS OR IMPLIED.



                      TENANT:           SYNAPTIX SYSTEMS CORPORATION
                                        d.b.a. AFFILIATED RESOURCES CORPORATION

                                        By:

                                        Name:

                                        Title:



                      LANDLORD:         4849 GREENVILLE PARTNERS

                                        BY:      WallGlen Partners I, Ltd.

                                         BY:      WallGlen Properties I, Inc.

                                                  By:

                                                  Name:   Robert J. Axley

                                                  Title:  Chairman


                                       12

                                                   EXHIBIT INDEX



Exhibit A:    Glossary

Exhibit B:    Description of Premises

Exhibit C:    Rules and Regulations

Exhibit D:    Work Letter

Exhibit E:    Property Legal Description

                                                     EXHIBIT A

                                             GLOSSARY OF DEFINED TERMS

         1. "Addendum" shall mean the Addendum, if any, attached to this Lease.

        2. "Affiliate" shall mean a person or party who or which controls, is controlled by or is under common control with another person or party.

        3. "Building" shall mean that certain 17 floor office building and garage structure constructed on the Land, the street address of which is 3050 Post Oak Blvd., Houston, Texas, and is more particularly described in the deed recorded under County Clerk's File No. S608060 in the Official Public Records of Real Property of Harris County, Texas. The term "Building" shall include all fixtures and appurtenances in and to the aforesaid structure, including specifically but without limitation all above grade walkways and all electrical, mechanical, plumbing, security, elevator, boiler, HVAC, telephone, water, gas, storm sewer, sanitary sewer and all other utility systems and connections, all life support systems, sprinklers, smoke detection and other fire protection systems, and all equipment, machinery, shafts, flues, piping, wiring, ducts, duct work, panels, instrumentation and other appurtenances relating thereto.

         4. "Building Operating Hours" shall mean 7:00 a.m. to 6:00 p.m. Monday through Friday and Saturday 8:00 a.m. to 1:00 p.m., exclusive of Sundays and Holidays.

        5. "Building Rules and Regulations" shall mean the rules and regulations governing the Complex promulgated by Landlord from time to time. The current Building Rules and Regulations maintained by Landlord are attached as Exhibit C hereto.

        6. "Building Standard", when applied to an item, shall mean such item as has been designated by Landlord (orally or in writing) as generally applicable throughout the leased portions of the Building.

         7. "Commencement Date" shall mean the date of the commencement of the Term as determined pursuant to Section 6.3.

        8. "Common Areas" shall mean all areas and facilities within the Complex which have been constructed and are being maintained by Landlord for the common, general, non-exclusive use of all tenants in the Building, and shall include restrooms, lobbies, corridors, service areas, elevators, stairs and stairwells, the Parking Facility, driveways, loading areas, ramps, walkways and landscaped areas.

         9. "Complex" shall mean the Land and all improvements thereon, including the Building and the Parking Facility.

        10. "Expense Stop" shall mean that portion of the Operating Expenses, expressed in terms of dollars per square foot of Net Rentable Area per Fiscal Year, which will be excluded from the computation of Additional Rent. Unless changed by mutual agreement of the parties, the "Expense Stop" shall equal the actual operating expenses for calendar year 1999.

        11. "Fiscal Year" shall mean the fiscal year (or portion thereof) of Landlord as elapses during the Term. The Fiscal Year currently commences on January 1; however, Landlord may change the Fiscal Year at any time or times.

        12. "Force Majeure" shall mean the occurrence of any event which hinders, prevents or delays the performance by Landlord of any of its obligations hereunder and which is beyond the reasonable control of Landlord.

        13. "Holidays" shall mean (a) New Year's Day, Memorial Day, Independence Day, Labor Day, Thanksgiving Day and Christmas Day, (b) other days on which national or state banks located in the state where the Complex is located must or may close for ordinary operations and (c) other days which are commonly observed as holidays by the majority of tenants of the Building. If the Holiday occurs on a Saturday or Sunday, the Friday preceding or the Monday following may, at Landlord's discretion, be observed as a Holiday.

         14. "HVAC" shall mean the heating, ventilation and air conditioning systems in the Building.

        15. "Impositions" shall mean (a) all real estate, personal property, rental, water, sewer, transit, use, occupancy and other taxes, assessments, charges, excises and levies (including any interest, costs or penalties with respect thereto), general and special, ordinary and extraordinary, foreseen and unforeseen of any kind and nature whatsoever which are assessed, levied, charged or imposed upon or with respect to the Complex, or any portion thereof, or the sidewalks, streets or alley ways adjacent thereto, or the ownership, use, occupancy or enjoyment thereof (including but not limited to mortgage taxes and other taxes and assessments passed on to Landlord by Landlord's Mortgagee) and (b) all charges for any easement, license, permit or agreement maintained for the benefit of the Complex. "Impositions" shall not include income taxes, estate and inheritance taxes, excess profit taxes, franchise taxes, taxes imposed on or measured by the income of Landlord from the operation of the Complex, and taxes imposed on account of the transfer of ownership of the Complex or the Land. If any or all of the Impositions be discontinued and, in substitution therefor, taxes, assessments, charges, excises or impositions be assessed, levied, charged or imposed wholly or partially on the Rents received or payable hereunder (a "Substitute Imposition"), then the Substitute Imposition shall be deemed to be included within the term "Impositions".


         17. "Land" shall mean the real property on which the Building is constructed and which is further described in Exhibit E hereto.

        18. "Landlord's Mortgagee" shall mean the mortgagee of any mortgage, the beneficiary of any deed of trust, the pledgee of any pledge, the secured party of any security interest, the assignee of any assignment and the transferee of any other instrument of transfer (including the ground lessor of any ground lease on the Land) now or hereafter in existence on all or any portion of the Complex, and their successors, assigns and purchasers. "Mortgage" shall mean any such mortgage, deed of trust, pledge, security agreement, assignment or transfer instrument, including all renewals, extensions and rearrangements thereof and of all debts secured thereby.

        19. "Landlord's Work" shall mean all improvements, components, assemblies, installations, finish, labor, materials and services that Landlord is required to furnish, install, perform, provide or apply to the Premises as specified in the Work Letter.

        20. "Premises" shall mean the area leased by Tenant pursuant to this Lease as outlined on the floor plan drawing attached as Exhibit B hereto and all other space added to the Premises pursuant to the terms of this Lease. The Premises includes the space between the top surface of the floor slab of the outlined area and the finished surface of the ceiling immediately above.

        21. "Legal Requirements" shall mean any and all (a) judicial decisions, orders, injunctions, writs, statutes, rulings, rules, regulations, promulgations, directives, permits, certificates or ordinances of any governmental authority in any way applicable to Tenant or the Complex, including but not limited to the Building Rules and Regulations, zoning, environmental and utility conservation matters, (b) requirements imposed on Landlord by any Landlord's Mortgagee, (c) insurance requirements and (d) other documents, instruments or agreements (written or oral) relating to the Complex or to which the Complex may be bound or encumbered.

        22. "Net Rentable Area" whether of the Premises or the Complex shall mean the area determined pursuant to the American National Standard Method for measuring floor space in office buildings, as set forth in American National Standard's Institute publication Z65.1-1980 and as, from time to time, revised. Landlord and Tenant hereby stipulate that, unless and until revised by virtue of the application of the standards set forth in said publication or in a revised publication, the Net Rentable Area of the Premises shall be 1,604 square feet and the Net Rentable Area of the Building shall be 334,792 square feet.

        23. "Operating Expenses" shall mean all costs and expenses which Landlord pays or accrues by virtue of the ownership, use, management, leasing, maintenance, service, operation, insurance or condition of the Complex during a particular Fiscal Year or portion thereof as determined by Landlord or its certified public accountants in accordance with generally accepted accounting principles plus (in instances where the Building was not fully occupied for the entire period in question) all additional costs and expenses which Landlord or such accountant reasonably determines Landlord would have paid or accrued during such period if the Building has been fully occupied (defined as 95% occupied). "Operating Expenses" shall include, but shall not be limited to, the following to the extent they relate to the Complex:

                 (a)  all Impositions and other governmental charges;

                 (b) all insurance premiums charged for policies obtained by Landlord, which may include without limitation, at Landlord's election, (i) fire and extended coverage insurance including earthquake, windstorm, hail, explosion, riot, strike, civil commotion, aircraft, vehicle and smoke insurance,
(ii) public liability and property damage insurance,  (iii) elevator  insurance,
(iv) workmen's  compensation  insurance for the employees covered by clause (h),
(v) boiler, machinery, sprinkler, water damage, legal liability, burglary, hold-up, fidelity and pilferage insurance, (vi) rental loss insurance and (vii) such other insurance as Landlord may elect to obtain;

                 (c) all deductible amounts incurred in any Fiscal Year relating to an insurable loss;

                 (d)  all maintenance, repair, replacement and painting costs;

                 (e) all janitorial, custodial, cleaning, washing, landscaping, landscape maintenance, trash removal and pest control costs;

                 (f)  all security costs;

                 (g) all electrical, energy monitoring, water, water treatment, gas, sewer, telephone and other utility and utility related charges; or the property management company engaged by Landlord or affiliates of the Property management company engaged by Landlord;

                 (h) all wages, salaries, salary burdens, employee benefits, payroll taxes, social security and insurance for all persons engaged by Landlord or an Affiliate of Landlord or the property management company engaged by Landlord or affiliates of the Property management company engaged by Landlord;

                  (i) all costs of leasing or purchasing supplies, tools, equipment and materials;

                 (j) all management fees and other charges for management services (including, without limitation, travel and related expenses), whether provided by an independent management company, by Landlord or by an Affiliate of Landlord;

                 (k) all fees and other charges paid under all maintenance and service agreements, including but not limited to window cleaning, elevator and HVAC maintenance;

                 (l)  all legal, accounting and auditing fees and expenses; and

                 (m) amortization of the cost of acquiring, financing and installing capital items which are intended to reduce (or avoid increases in) operating expenses or which are required by a governmental authority. Such costs shall be amortized over the reasonable life of the items in accordance with generally accepted accounting principles, but not beyond the reasonable life the Building.

"Operating Expenses" shall not include (i) expenditures classified as capital expenditures for federal income tax purposes except as set forth in clause (m),
(ii) costs for which Landlord is entitled to specific reimbursement by Tenant, by any other tenant of the Building or by any other third party, (iii) allowances specified in the Work Letter for expenses incurred by Landlord for improvements to the Premises, (iv) leasing commissions, and all non-cash expenses (including depreciation), except for the amortized costs specified in clause (m), (v) land or ground rent, if applicable, and (vi) debt service on any indebtedness secured by the Complex (except debt service on indebtedness to purchase or pay for items specified as permissible "Operating Expenses" under clause (a) through (m)).

        24. "Parking Facility" shall mean (a) any parking garage and any other parking lot or facility adjacent to or in the Complex servicing the Building and
(b) any parking area, open or covered, leased by Landlord to service the Building.


        25. "Rent" shall mean Base Rent, Additional Rent, the parking charge called for in Section 5.4 and all other amounts provided for under this Lease to be paid by Tenant, whether as additional rent or otherwise. "Base Rent" shall mean the base rent specified in Section 5.1 as adjusted in accordance with
Section 5.2. "Base Rent Adjustment" shall mean the increase in the annual Base Rent as set forth in Section 5.2. "Additional Rent" shall mean the additional rent specified in Section 5.3.

        26. "Security Deposit" shall mean $ Waived paid by Tenant as security for the full and faithful performance of the obligations of Tenant under this Lease.

        27. "Taking" or "Taken" shall mean the actual or constructive condemnation, or the actual or constructive acquisition by or under threat of condemnation, eminent domain or similar proceeding, by or at the direction of any governmental authority or agency.

        28. "Tenant's Share" shall mean the proportion by which the Net Rentable Area of the Premises bears to the Net Rentable Area of the Building. "Tenant's Share" shall be adjusted by Landlord from time to time to reflect adjustments to the then current Net Rentable Area of the Building or the Premises. "Tenant's Share" shall initially mean 1,604 net rentable square feet divided by 334,792 net rentable square feet x 100 = .4791 %.

        29. "Transfer" shall mean (a) an assignment (direct or indirect, absolute or conditional, by operation of law or otherwise) by Tenant of all or any portion of Tenant's interest in this Lease or the leasehold estate created hereby, (b) a sublease of all or any portion of the Premises or (c) the grant or conveyance by Tenant of any concession or license within the Premises. If Tenant is a corporation then any transfer of this Lease by merger, consolidation or dissolution, or by any change in ownership or power to vote a majority of the voting stock (being the shares of stock regularly entitled to vote for the election of directors) in Tenant outstanding at the time of execution of this Lease shall constitute a Transfer. If Tenant is a partnership having one or more corporations as general partners, the preceding sentence shall apply to each corporation as if the corporation alone had been the Tenant hereunder. If Tenant is a general or limited partnership, joint venture or other form of association, the transfer of a majority of the ownership interests therein shall constitute a Transfer. "Transferee" shall mean the assignee, sublessee, pledgee, concessionee, licensee or other transferee of all or any portion of Tenant's interest in this Lease, the leasehold estate created hereby or the Premises.

        30. "Work Letter" shall mean the agreement, if any, attached as Exhibit D hereto between Landlord and Tenant for the construction of improvements in the Premises.

                                                     EXHIBIT B

                                                      PREMISES

                                                     Suite 1080
                                                           ----

                                     (Approximately 1,604 Rentable Square Feet)
                                                    -----

                                                     EXHIBIT C

                                               RULES AND REGULATIONS

        1. Landlord may from time to time adopt appropriate systems and procedures for the security or safety of the Building, any persons occupying, using, or entering the Building, or any equipment, finishings, or contents of the Building, and each tenant shall comply with such systems and procedures.

        2. Tenant's employees, visitors, and licensees shall not loiter in or interfere with the use of the Parking Facility or the Complex's driveway or parking areas nor consume alcohol in the common areas of the Complex or the Parking Facility. The sidewalks, halls, passages, exits, entrances, elevators, escalators, and stairways of the Building will not be obstructed by any tenants or used by any of them for any purpose other than for ingress to and egress from their respective premises. The halls, passages, exits, entrances, elevators, escalators, and stairways are not for the general public, and Landlord may control and prevent access to them by all persons whose presence, in the reasonable judgment of Landlord, would be prejudicial to the safety, character, reputation and interests of the Building and its tenants; in determining whether access will be denied, Landlord may consider attire worn by a person and its appropriateness for an office building, whether shoes are being worn, use of profanity, either verbally or on clothing, actions of a person (including, without limitation, spitting, verbal abusiveness, and the like), and such other matters as Landlord may reasonably consider appropriate.

        3. No sign, placard, picture, name, advertisement, or notice visible from the exterior of any tenant's premises shall be inscribed, painted, affixed, or otherwise displayed by any tenant on any part of the Building without the prior written consent of Landlord. All approved signs or lettering on doors will be printed, painted, affixed, or inscribed at the expense of the tenant desiring such by a person approved by Landlord. Material visible from outside the Building will not be permitted. Landlord may remove such material without any liability, and may charge the expense incurred by such removal to the tenant in question.

        4. No curtains, draperies, blinds, shutters, shades, screens, or other coverings, hangings, or decorations will be attached to, hung, or placed in, or used in connection with any window of the Building or the Premises.

        5. The sashes, sash doors, skylights, windows, heating, ventilating, and air conditioning vents and doors that reflect or admit light and air into the halls, passageways, or other public places in the Building shall not be covered or obstructed by any tenant, nor will any bottles, parcels, or other articles be placed on any window sills.

        6. No showcases or other articles will be put in front of or affixed to any part of the exterior of the Building, nor placed in the public halls, corridors, or vestibules without the prior written consent of Landlord.

        7. No tenant will permit its Premises to be used for lodging or sleeping. No cooking will be done or permitted by any tenant on its premises, except in areas of the premises which are specially constructed for cooking, so long as such use is in accordance with all applicable federal, state, and city laws, codes, ordinances, rules, and regulations.

        8. No tenant will employ any person or persons other than the cleaning service of Landlord for the purpose of cleaning the premises, unless otherwise agreed by Landlord in writing. If any tenant's actions result in any increased expense for any required cleaning, Landlord may assess such tenant for such expenses. Janitorial service will not be furnished on nights to offices which are occupied after business hours on those nights unless, by prior written agreement of Landlord, service is extended to a later hour for specifically designated offices.

        9. The toilets, urinals, wash bowls, and other plumbing fixtures will not be used for any purposes other than those for which they were constructed, and no sweepings, rubbish, rags, or other foreign substances will be thrown in them. All damages resulting from any misuse of the fixtures will be borne by the tenant who, or whose servants, employees, agents, visitors, or licensees, have caused the damage.

        10. No tenant will deface any part of the premises or the Building. Without the prior written consent of Landlord, no tenant will lay linoleum, or other similar floor covering, so that it comes in direct contact with the floor of such tenant's premises. If linoleum or other similar floor covering is to be used, an interlining of builder's deadening felt will be first affixed to the floor, by a paste or other material, soluble in water. The use of cement or other similar adhesive material is expressly prohibited.

        11. No tenant will alter, change, replace, or rekey any lock or install a new lock or a knocker on any door of the premises. Landlord, its agent or employee, will retain a master key to all door locks on the premises. Any new door locks required by a tenant or any change in keying of existing locks will be installed or changed by Landlord following such tenant's written request to Landlord and will be at such tenant's expense. All new locks and rekeyed locks will remain operable by Landlord's master key. Landlord will furnish to each tenant, free of charge, two (2) keys to each door lock on its premises. Landlord will have the right to collect a reasonable charge for additional keys and cards requested by any tenant. Each tenant, upon termination of its tenancy, will deliver to Landlord all keys and access cards for the premises and Building which have been furnished to such tenant.

        12. The elevator designated for freight by Landlord will be available for use by all tenants in the Building during the hours and pursuant to such procedures as Landlord may determine from time to time. The persons employed to move tenant's equipment, material, furniture, or other property in or out of the Building must be acceptable to Landlord; such persons must be a locally recognized professional mover, whose primary business is the performing of relocation services, and must be bonded and fully insured. A certificate or other verification of such insurance must be received and approved by Landlord prior to the start of any moving operations. Insurance must be sufficient, in Landlord's sole opinion, to cover all personal liability, theft, or damage to the Building, including without limitation floor coverings, doors, walls, elevators, stairs, foliage, and landscaping. All moving operations will be conducted at such times and in such a manner as Landlord may direct, and all moving will take place during nonbusiness hours unless Landlord otherwise agrees in writing. The moving tenant shall be responsible for the provision of Building security during all moving operations, and shall be liable for all losses and damages sustained by any party as a result of the failure to supply adequate security. Landlord may prescribe the weight, size, and position of all equipment, materials, furniture, or other property brought into the Buildings. Heavy objects will, if considered necessary by Landlord, stand on wood strips of such thickness as is necessary to distribute the weight properly. Landlord will not be responsible for loss of or damage to any such property from any cause, and all damage done to the Building by moving or maintaining such property will be repaired at the expense of the moving tenant. Landlord may inspect all such property to be brought into the Building and to exclude from the Building all such property which violates any of these rules and regulations or the lease of which these rules and regulations are a part. Supplies, goods, materials, packages, furniture, and all other items of every kind delivered to or taken from the premises will be delivered or removed through the entrance and route designated by Landlord.

        13. No tenant will use or keep in the premises or the Building any kerosene, gasoline, or inflammable or combustible or explosive fluid or material or chemical substance other than limited quantities of them reasonably necessary for the operation or maintenance of office equipment or limited quantities of cleaning fluids and solvents required in normal operation of the premises. Without Landlord's prior written approval, no tenant will use any method of heating or air conditioning other than that supplied by Landlord. No tenant will keep any firearms within the Premises. No tenant will use or keep or permit to be used or kept any foul or noxious gas or substance in the premises, or permit of suffer the premises to be occupied or used in an manner offensive or objectionable to Landlord or other occupants of the Building by reason of noise, odors, or vibrations, or interfere in any way with other tenants or those having business in the Building.

        14. Landlord may without notice and without liability to any tenant, change the name and street address of the Building.

        15. Landlord will have the right to prohibit any advertising by tenant, mentioning the Building, which, in Landlord's reasonable opinion, tends to impair the reputation of the Building or its desirability as a Building for offices, and upon written notice from Landlord, tenant will discontinue such advertising.

        16. Tenant will not bring any animals or birds into the Building, and will not permit bicycles or other vehicles inside or on the sidewalks outside the Building except in areas designated from time to time by Landlord for such purposes.

        17. All persons entering or leaving the Building at any time other than the Building's business hours shall comply with such off-hour regulations as Landlord may establish and modify from time to time. Landlord may limit or restrict access to the Building during such periods.

        18. Each tenant will store all its trash and garbage within its premise. No material will be placed in the trash boxes or receptacles if such material is of such nature that it may not be disposed of in the ordinary and customary manner of removing and disposing of trash and garbage without being in violation of any law or ordinance governing such disposal. All garbage and refuse disposal will be made only through entryways and elevators provided for such purposes and at such times as Landlord may designate. No furniture, appliances, equipment, or flammable products of any type may be disposed of in the Building trash receptacles.

        19. Canvassing, peddling, soliciting, and distribution of handbills or any other written materials in the Building are prohibited, and each tenant will cooperate to prevent same.

        20. Each tenant shall keep the doors of the premises closed and locked and shall shut off all water faucets, water apparatus, and utilities before tenant or tenant's employees leave the premises, so as to prevent waste or damage, and for any default or carelessness in this regard tenant shall be liable for all injuries sustained by other tenants or occupants of the Building or Landlord. On multiple-tenancy floors, all tenants will keep the doors to the Building corridors closed at all times except for ingress and egress.

         21. Smoking is not permitted in hallway corridors, stairwells, elevators, restrooms, lobby areas, or any interior common areas within the Building. Additionally, outdoor smoking is not permitted within twenty (20) feet of any entrance to the Building. Tenants may smoke in their leased suites, provided ventilation systems servicing their respective suites can be sufficiently modified to prevent smoke and/or smoking odors from escaping into common areas, hallway corridors, and plenum areas in which air distribution ducts are located. Tenants must additionally install self-circulating air purifiers in each room within their suites in which they desire to smoke. The costs of all such air-quality equipment and ventilation improvements shall be borne entirely by the Tenants desiring to smoke in their suites.

         If smoke or smoking odors are intrusive or objectionable to any other Tenant on a floor in which a smoking Tenant is located, the smoking Tenant shall bear full responsibility for curing the objectionable condition within twenty
(20) days after receiving written notice that such a condition exists. If the smoking Tenant is thereafter unable to rectify the intrusive or objectionable condition, then it shall be required to immediately cease smoking in its suite for the duration of its tenancy in the Building. Smoking Tenants are not entitled to reimbursement or offset of any kind for the cost of air- quality equipment or ventilation improvements.

                                                      EXHIBIT D

                                                    WORK LETTER



     Landlord agrees to construct the following improvements at Landlord's sole expense.

         12 linear feet of upper and lower cabinets; Install a dishwasher; Install new, 30 ounce, direct glue carpet;
         Install five (5) new duplex electrical outlets (location to be determined); and Repaint the Premises (excluding existing millwork).

     In all other respects, Tenant accepts the Premises in their present condition, as is, with all faults, as being suitable for use and occupancy by Tenant in accordance with this Lease. Landlord does not make any representation or warranty, express of implied, as to the condition of the Premises or suitability of the Premises for the uses to which Tenant intends to put the Premises.

                                                     EXHIBIT E

                                           LEGAL DESCRIPTION OF PROPERTY

                                                                    Exhibit 10.5
                                            THE LONDON MANHATTAN COMPANY
                                             222 WEST COLEMAN BOULEVARD
                                              MOUNT PLEASANT. SC 29464

                                                 September 21, 1999

Mr. Peter Vanucci
Affiliated Resources Corporation, Inc.
8221 Brecksville Road
Building 3, Suite 207
Brecksville, OH 44141

Dear Mr. Vanucci:

This letter sets forth the contractual relationship ("Agreement") between The London Manhattan Company ("LMC") and Affiliated Resources Corporation, Inc., its subsidiaries, agents, affiliates, successors and assigns (hereinafter referred to as "ARC" or "the Company") in connection with investment banking services ("Services") provided by LMC to ARC.

ENGAGEMENT AND DUTIES OF LMC: Effective upon the execution of this Agreement, ARC appoints LMC as its EXCLUSIVE INVESTMENT BANKER for the purposes of providing senior debt facilities, and LMC agrees to arrange for and/or to provide to ARC
     o a real estate and equipment term loan in the approximate amount of $1,250,000, for total financing of up to ONE MILLION TWO HUNDRED AND FIFTY THOUSAND dollars ($1,250,000), (referred to collectively as the "Financing"), subject to due diligence by the lender and/or LMC.

DUTIES OF ARC: ARC shall use its best efforts to support and assist LMC in the execution of its duties hereunder in a timely manner. Pursuant thereto, the Company shall provide LMC with full and timely disclosure of all information on itself, and shall not withhold or cause to be withheld from LMC any information which may be relevant to the Services including current financial data, market information, pending litigation, personnel changes, discussions with potential investors/strategic partners, relationships among shareholders and other information which may have a material effect on the Services.

EXPENSES: ARC is responsible for the overnight express and copy service vendor charges incurred by LMC in connection with providing Services to the Company pursuant to this Agreement. ARC shall pay the costs of the services provided by the overnight express and copy service vendors used by LMC directly to those vendors. LMC shall bear the cost of any other expenses unless approved in writing by the Company.

TERM: Except as provided herein, this Agreement shall have a term of three (3) months, commencing with the signing of this Agreement by the Company. The Agreement shall automatically renew every three (3) months unless otherwise terminated by one of the parties in writing no less than fifteen (15) calendar days prior to the expiration of the term.

COMPENSATION: As compensation to LMC for providing the Services under this Agreement, ARC shall pay to LMC:

o An Investment Banking Fee calculated on the basis of the aggregate of all transactions (the maximum amount of a facility as set by a lender) in the Financing including debt facilities provided, renegotiated and/or arranged by LMC, the Company, or third parties during the term of this Agreement, calculated using the Lehman Formulas follows:

                            % Fee Amount of Financing
                               5%      From $0 to $1,000,000
                               4%      For the next $1,000,000
                               3%      For the next $1,000,000
                               2%      For the next $1,000,000
                               1%      For amounts greater than $4,000,000

In the event that all or any portion of the Financing includes a financing arrangement or instruments not contemplated by this Agreement, other than Subordinated Debt or Equity, then ARC shall pay an Investment Banking Fee to LMC equal to the Lehman Formula as if the Financing had been contemplated by this Agreement. The Investment Banking Fee for Subordinated Debt and/or Equity financing shall be negotiated under a separate agreement.

EXCLUSIVITY: Under the terms of this Agreement, ARC appoints LMC as its EXCLUSIVE INVESTMENT BANKER for the purposes specified in the ENGAGEMENT AND DUTIES OF LMC paragraph. This means that the Company shall pay the Investment Banking Fee specified in the COMPENSATION paragraph for any Financing originated during the term (see TERM paragraph) of this Agreement, whether by LMC, by the Company's employees or agents, or by any third parties.

PAYMENT: All Investment Banking Fees due shall be paid in US dollars to LMC directly by the lender from the proceeds of any Financing upon a closing, in whole or in part, under the terms and conditions of this Agreement. The Company hereby concurs that the Lender shall use this Agreement as a directive to pay to LMC the full amount of any Investment Banking Fees from the proceeds of a closing. In the event this Agreement between the Company and LMC has been terminated prior to the closing of a Financing and, within twelve (12) months of the date of termination, the Company does close on a Financing with an institution or individual previously introduced directly or indirectly by LMC to the Company, then the Company shall pay LMC the full amount of the Investment Banking Fees described above as if this Agreement were still in effect.

VALIDITY: ARC and LMC agree to take all actions and to execute and deliver all documents reasonably required by any other party to effect the intent of this Agreement. Each party warrants to the other that it has duly and validly authorized, executed and delivered this Agreement, which is a binding obligation enforceable against it in accordance with the terms hereof.

CONFIDENTIAL INFORMATION: LMC will treat as confidential all non-public Information provided to LMC by ARC. LMC will not disclose such information to any third party without first receiving written authorization from the Company's Board of Directors unless such disclosure is required by law or a competent court of jurisdiction, in which case LMC will provide appropriate documentation supporting such release of confidential information. Additionally, all advice and opinions rendered by LMC to the Company pursuant to this Agreement will be treated as confidential and shall not be disclosed by the Company without the prior written approval of LMC unless such disclosure is required by law or a competent court of jurisdiction, in which case the Company will provide appropriate documentation supporting such release of confidential information.

CORPORATE APPROVAL: ARC warrants that it has received all approvals required by the Company's articles of incorporation, by-laws, shareholders' agreement or other applicable documents prior to entering into this Agreement with LMC.

GOVERNANCE: This Agreement shall be subject to and enforced under the laws of the State of South Carolina.

INDEMNIFICATI0N: ARC agrees to indemnify and hold LMC (and each of its directors, officers and employees) harmless against any losses, claims, damages or liabilities which LMC may be subject to in connection with services performed as described in this Agreement unless such loss, claim, damage or liability resulted from the willful misfeasance or gross neglect of LMC.

If the foregoing correctly sets forth our mutual agreement and understandings, please initial each page, sign as indicated below and return an executed copy to us.

Very truly yours,

THE LONDON MANHATTAN COMPANY



By:  Ronald Giguere, Senior Managing Director

Agreed and Accepted this 21st day of September, 1999:

Affiliated Resources Corporation
By:
Name:                                                     Title

                                                                  Exhibit 10.5.1
                                               AGREEMENT FOR SERVICES

RECITALS:

In consideration of the services to be provided by ComVest International Incorporated for the benefit of the undersigned the PARTIES hereto agree as follows:

WHEREAS, the requesting entity, hereinafter called CLIENT, is desirous of conducting a financial transaction for the benefit of the CLIENT, and by entering into this agreement authorizes ComVest International Inc., hereinafter called CVI to negotiate and arrange financing for the CLIENT, and;

WHEREAS, CLIENT wishes to engage the services of CVI and share in the established relationships and financing alliances of CVI for the purpose of financing a corporate project, special financing or personal financing, hereinafter called PROJECT, and;

WHEREAS, CVI and/or assigns, using best efforts, shall arrange, negotiate, and secure financing for the PROJECT of the CLIENT with proprietary sources and established entities of CVI, where CVI has proprietary business relationships, and employ additional resources as CVI may determine to be needed, and;

WHEREAS, CLIENT acknowledges that the business relationships, programs and sources are proprietary to CVI. The CLIENT acknowledges and agrees to abide with and maintain total confidentiality and non-circumvention of sources, terms and conditions of this agreement, and;

NOW THEREFORE, the CLIENT and CVI agree to abide by the following terms and conditions set forth herein for that purpose:

ARTICLE 1: SIGNATORIES
Corporations entering into this agreement as a CLIENT signatory or signatories, must provide an original copy of the Corporate Resolutions which authorize the designated signatory(s) to act on behalf of the corporation for this transaction. A fully executed original of said resolution shall be attached to this agreement as Attachment "A". Signatories of this agreement certify that they have the authority to enter into this agreement on behalf of the corporation and therefore bind the corporation. This ARTICLE is waived for private and personal agreements.

ARTICLE II: NON-CIRCUMVENTION AND CONFIDENTIALITY
The CLIENT herewith acknowledges and Agrees not to circumvent CVI for any reason and further to maintain complete confidentiality regarding financing entities, business means and processes that deliver financing, and services provided by CVI and the sources made known to the CLIENT by CVI.

ARTICLE III: REGISTRATION
CVI , upon execution of this agreement, shall register this agreement with the Sources with which the PARTIES are to be engaged for the period of this transaction. Full disclosure of the Sources to be involved in this transaction shall be made to the CLIENT by CVI within 10 days of the execution hereof. CVI shall also register this agreement with regulatory agencies if so required and shall so notify the CLIENT in advance of any such filing.

ARTICLE IV: FUNDING REQUEST
The CLIENT herewith makes an exclusive formal request to CVI to arrange for the financing on behalf of the CLIENT in the amount of $300,000 USD, or other acceptable amount, to be expended on the PROJECT as identified in Article V. The CLIENT herewith authorizes CVI to arrange, negotiate, and coordinate financing on behalf of the CLIENT. CLIENT shall not be subject to obligations of such terms and conditions of a commitment letter prior to the formal written acceptance of such terms of the commitment letter by the CLIENT. Written acceptance of the such commitment shall constitute performance by CVI.. Further, upon written acceptance of such terms and conditions of financing negotiated by CVI, the CLIENT shall be obligated to comply with the conditions of the commitment and close within the period specified in the commitment letter, or in the case of a private placement, CLIENT shall conform to the terms of the PPM.

ARTICLE V: PARTIES
The entities identified below are the PARTIES to this agreement:

              Dale P. Euga, Director
              ComVest International Inc.
              1674 Beacon Street, Suite 3
              Brookline, MA 02146

herein referred to as CVI, and,

              Affiliated Resources Inc.
              3050 Post Oak Blvd.
              Suite 1280
              Houston, TX 77056

herein referred to jointly as CLIENT, and having a project described as:

              CORPORATE FINANCING

hereafter referred to as PROJECT.

ARTICLE VI: COMPENSATION
The CLIENT agrees to compensate CVI based solely upon the delivery of funds for the above referenced project. Compensation shall be a lump sum fee in the amount of 4% of the gross amount of the financing commitment for each and every transaction. Fee shall be considered fully earned based on any one of the following conditions:

(1) The issuance of a Funding Commitment to the CLIENT from a bona fide financing entity in the amount requested (or a lesser amount accepted by the CLIENT) which meets the CLIENT's written funding parameters, or

(2) A letter of credit or guarantee for the amount of the loan request from a bona fide financial institution, or

(3) The issuance of a private placement memorandum by underwriter's bond counsel for the sale of bonds, warrants or securities for the PROJECT or corporation.

Upon delivery to the CLIENT of any one of the aforementioned, all retainer fees, if any, shall be considered earned and may be credited toward the total compensation. Compensation shall be paid in full for each and every transaction as a lump sum payment as proceeds of the funding are received by the CLIENT from the first disbursement of the funds. The CLIENT herewith authorizes the funding entity to pay all fees as herein agreed, directly to CVI from the proceeds of the first disbursement of funds.

ARTICLE VII: EQUITY
The CLIENT shall assign and transfer to CVI an equity share in the PROJECT equal to zero % of the PROJECT EQUITY upon delivery of a valid funding commitment from a bona fide lender. The CLIENT shall retain 100% equity. Shares shall be transferred within two (2) banking days from the date of the commitment or guarantee or executed private placement memorandum, into an escrow account of a third party that is acceptable to the CLIENT and CVI. CLIENT agrees to language in escrow agreement that states specifically that equity shares are to be released to CVI simultaneously with the first disbursement of funds from the lending entity.

ARTICLE VIII: FUNDING PROCEDURE
Upon acceptance by the CLIENT of the funding commitment, the CLIENT shall identify the account into which funds shall be wired. The funding entity shall designate a nationally recognized title company for the closing and disbursement of funds, or in the case of a private placement, in accordance with the Private Placement Memorandum and/or the Joint Venture Agreement.

ARTICLE IX: INFORMATION / DOCUMENTS / DATA
CLIENT shall promptly comply with all reasonable requests for information by CVI and/or sources of CVI and agrees to cooperate fully to facilitate the closure of the funding. CLIENT warrants that all of the information supplied to CVI and its sources by the CLIENT, shall be true and correct to the best if its knowledge. All documents shall be fully executed with all required signatures and witnessing.

ARTICLE X: LIMITATIONS
Any provisions of this agreement which may not be in compliance with the applicable court of jurisdiction as may be determined by a Court of competent jurisdiction shall not effect any other provisions of this agreement and all other provisions of this agreement shall remain in force to the extent permitted by law. This agreement supercedes any other previous agreement between the PARTIES, oral or in writing and shall be considered the sole governing agreement between the PARTIES and shall be amended only in writing and signed by both PARTIES hereto. This agreement shall be binding upon the PARTIES hereto, their heirs, executors, administrators, assigns and or nominees. This agreement shall in no way be interpreted to be an agreement of partnership in such a way that any of the individual signatories to this document shall have any claim against any other signatory or be liable for any other signatory's commitments or liabilities in any personal or business matters.

ARTICLE XI: TERM
This agreement shall be have a term of 60 days from the date entered below. Should the CLIENT desire to finance PROJECT with any other source during the performance term of this agreement,

CVI shall be notified immediately and have the right to match the competitive financing and if matched, CLIENT agrees to accept CVI offer. If CVI cannot meet terms requested, CVI shall not impede CLIENT, however CLIENT waives any retainer held by CVI.

The CLIENT undersigned below, by affixing their signature, herewith declares that he/she/they have read and understand all of the preceding.

IN WITNESS WHEREOF, THE PARTIES by their own free will, hereto execute this agreement on the 19th day of January 2000.


By:                                       By:
   ----------------------------------
   Peter Vanucci, Chairman/CEO                     Dale P. Euga, Director
   Affiliated Resources Corporation                ComVest International, Inc.
   ChemWay Systems, Inc.

                                                                    Exhibit 10.6






January 31, 2000



Mr. Peter C. Vanucci, Chairman
Affiliated Resources Corporation
8221 Brecksville Road, Building 3, Suite 207
Brecksville, Ohio 44141

RE:      Legal and Consultation Services

Dear Mr. Vanucci:

In accordance with recent discussions with yourself and Mr. Michael Bradle, I am writing to confirm the terms of our agreement of January 18, 2000, in which Affiliated has retained this office. Pursuant to our agreement, Michalk, Beatty & Alcozer, PLLC ("MBA") is to perform various legal and consulting services and is going to receive as compensation 150,000 shares of Affiliated Resources Corporation (ARCX) stock and receive an additional 100,000 option shares of ARCX stock which may be exercised at the option rate of $.10 per share. All expenses of registration and transfer of said shares shall be the responsibility of Affiliated Resources Corporation.

"MBA" shall be required to review all corporate contracts, and review all corporate minutes and corporate books for corporate compliance. MBA will review all documentation concerning the ChemWay acquisition from EVANS Systems and make recommendations on how to proceed. MBA will review all documentation concerning the RTB venture agreement and make recommendations on how to proceed. MBA will review all existing employment contracts and stock options agreements. MBA shall prepare new employment contracts and stock options agreements for Michael Bradle, Peter Vanucci, Barry Goverman, Catherine Tamme, and any other employment contract which may become necessary. In addition, MBA will prepare consultant contracts for RCD Technology, Inc., Christopher Landrum, RICHMAR Interest, Inc. (Richard Hughert), Ronnie Hampton, and any other consultant contracts which may be additionally required in the future. MBA will avail itself to Michael Bradle, on an as needed basis, for any and all other review and consulting work concerning Affiliated and its operations which he may require through December, 2000. MBA will work, as required, with the existing corporate and SEC counsel.

Any additional work requested will be performed pursuant to a separate agreement with the terms to be negotiated at a later date.



Peter C. Vanucci
January 31, 2000

Page Two:

If this meets with your complete approval, please date and sign the enclosed copy of this letter where indicated and return it to this office.

We look forward to being of service to you. If you have any questions, please do not hesitate to call us.

Sincerely,

MICHALK, BEATTY & ALCOZER, PLLC



----------------------------------
JAY R. BEATTY
Attorney at Law



APPROVED:



-----------------------------------
PETER C. VANUCCI, Chairman & CEO of
AFFILIATED RESOURCES CORPORATION

                                                                  Exhibit 10.7.1
                                              COMPUTER CONSULTANT AGREEMENT

         This is a consultant services agreement between AFFILIATED RESOURCES CORPORATION INC., referred to in this agreement as "CLIENT" and CHRISTOPHER LANDRUM, referred to it this agreement as "CONSULTANT". CLIENT is a Colorado Corporation located at 3 Brecksville Common Suite 207, 8221 Brecksville Road, Brecksville, OH 44141. CONSULTANT is an individual with offices at Rt. 1 Box 59, Lampasas, TX 76550. CLIENT and CONSULTANT are collectively referred to in this agreement as the PARTIES.

                                                        RECITALS

         CLIENT   desires  the   following  for   AFFILIATED   and  its  various
subsidiaries.

         a)       website development and maintenance; and

        b) computer consultation and advice concerning any and all computer and computer related items.

         CLIENT accepts consultant as an expert for the purposes of providing the consultation required by this agreement.

                                              INDEPENDENT CONTRACTOR STATUS

         CLIENT and CONSULTANT agree that CONSULTANT shall perform his duties under this agreement as an independent contractor. The CONSULTANT is not to be deemed an employee of the CLIENT, and CONSULTANT shall not have or claim any right arising from employee status. CONSULTANT has the sole discretion to determine the manner in which the consultation services are to be performed. CONSULTANT will need to work with and coordinate his efforts with and through RCD TECHNOLOGY, INC. CLIENT retains the right to exercise final judgment with respect to the ultimate development of the Software and websites.

                                                PERFORMANCE BY CONSULTANT

         CONSULTANT acknowledges and agrees that the time is of the essence in the value of CONSULTANT's services to CLIENT and agrees that all consultation services are to be rendered within a reasonable period of time. CONSULTANT agrees to devote such time as is reasonably necessary for a satisfactory performance of its duties under this agreement.

                                                      COMPENSATION

         CONSULTANT shall receive 10,000 shares of AFFILIATED RESOURCES CORPORATION common stock (ARCX). All expenses of registration and transfer of said shares shall be the responsibility of AFFILIATED RESOURCES CORPORATION.
CLIENT shall reimburse CONSULTANT for all expenses associated with the web addresses.

                                                        EXPENSES

         CLIENT shall also reimburse CONSULTANT for all other expenses reasonably incurred by CONSULTANT in the performance of this agreement provided the expenses are approved in advance and proper documentation is presented for the expenses.

                                                     CONFIDENTIALITY

         CONSULTANT agrees that all information communicated to CONSULTANT with respect to CLIENT, including any confidential information gained by CONSULTANT or his representatives by reason of association or employment with CLIENT or its associates is confidential. CONSULTANT further agrees that all information, conclusions, recommendations, reports, advice, or other documents generated by CONSULTANT pursuant to this agreement are confidential.

         CONSULTANT promises and agrees that CONSULTANT shall not disclose any confidential information to any other person unless specifically authorized in writing by CLIENT to do so. If CLIENT gives CONSULTANT written authorization to make any disclosures, CONSULTANT shall do so only within the limits and to the extent of that authorization.

         CONSULTANT shall use its best efforts to prevent inadvertent disclosure of any confidential information to any third party by using the same care and discretion that CONSULTANT uses with any similar data CONSULTANT designates as confidential.

                                             USE OF CONFIDENTIAL INFORMATION

         CONSULTANT shall not use any confidential information or circulated it to any other person or persons, except when specifically authorized in advance by CLIENT and then only to the extend necessary for any of the following:

        a) Conducting negotiations, discussions, or consultations with designated CLIENT representatives;

        b)      Supplying CLIENT with goods or services at its order;

        c)      Preparing  confidential  estimates,   bids  or  proposals,   and
                invitations for bids or requests for proposals for submission to CLIENT; or

        d)      Accomplishing any purpose CLIENT may later specify in writing.

                                           COPIES OF CONFIDENTIAL INFORMATION

         CONSULTANT agrees that copies of confidential information may not be made without the express written permission of CLIENT and that at the termination of this agreement all such copies shall be returned to CLIENT along with the originals.

                                                   RETURN OF MATERIALS

         At CLIENT's request, CONSULTANT shall promptly return to CLIENT all confidential materials at the conclusion of the work on, or consideration of work on, the project to which the materials relate.

                                             CONFIDENTIALITY OF RELATIONSHIP

         The PARTIES acknowledge and agree that the fact that CLIENT is using CONSULTANT's services is confidential. Neither of the PARTIES may disclose that facts to others unless it has been approved by the other party's written permission.

                                                OWNERSHIP OF WORK PRODUCT

         CONSULTANT agrees that all intellectual property including but not limited to all ideas and concepts contained in websites, computer programs and software, documentation or other literature or illustrations that are conceived, developed, written, or contributed by CONSULTANT pursuant to this agreement, either individually or in collaboration with others, shall belong to and be the sole property of CLIENT.

         CONSULTANT agrees that all rights in all works prepared or performed by CONSULTANT pursuant to this agreement, including patent rights and copyrights applicable to any of the intellectual property described in the above paragraph, shall belong exclusively to CLIENT and shall constitute "works made for hire" for purposes of copyright law.

         The provisions of the paragraph shall not be construed to assign to CLIENT any of CONSULTANT's rights in any invention for which no equipment, supplies, facilities, or trade secret information of CLIENT was used, that was developed entirely on CONSULTANT's own time, and that:

        a) Does not related at the time of conception or reduction to practice of the invention to CLIENT's business or to CLIENT's actual or demonstrably anticipated research or development; or

        b) Does not result from any work performed by CONSULTANT for CLIENT.

                                              USE OF COPYRIGHTED MATERIALS

         CONSULTANT warrants that any materials provided by CONSULTANT for use by CLIENT pursuant to this agreement shall not contain any proprietary material owned by any other party that is protected under the Copyright Act or any other similar law. CONSULTANT shall be solely responsible for ensuring that any materials provided by CONSULTANT pursuant to this agreement satisfy this requirement and CONSULTANT agrees to hold CLIENT harmless from all liability or loss to which CLIENT is exposed on account of CONSULTANT's failure to perform this duty.

                                                 TERMINATION OF CONTRACT

         Unless otherwise provided for, this agreement shall continue in force for a period of one (1) year commencing on January 18, 2000, unless renewed in writing by both parties.

                                                 ASSIGNMENT OF CONTRACT

         Neither of the PARTIES may assign this agreement or any rights under the agreement without the prior written consent of the other party.

                                                      GOVERNING LAW

         The PARTIES agree that this agreement has been made in Texas and that it shall be governed by and construed pursuant to the laws of the State of Texas.

                                                    ENTIRE AGREEMENT

         This agreement is the complete and exclusive statement of the mutual understanding of the PARTIES. This agreement supersedes and cancels all previous written and oral agreements and communications between the PARTIES relating to the CONSULTANT services that are the subject matter of this agreement.

                                                         NOTICE

         Any Notice required or permitted by this agreement shall be deemed to have been completed if in writing and delivered personally or mailed by first-class, registered, or certified mail, postage prepaid to the other party.

         a)       Notices to CLIENT shall be sent to:

                  3  Brecksville   Common  Suite  207,  8221  Brecksville  Road,
         Brecksville, OH 44141 b) Notices to CONSULTANT shall be sent to:
                  Rt.1 Box 59, Lampasas, TX 76550

                                                     ATTORNEY'S FEES

         If any legal action is necessary to enforce the terms of this agreement, the prevailing party shall be entitled to reasonable attorney's fees in addition to any other relief to which that party may be entitled.

                                                      SEVERABILITY

         If any court of competent jurisdiction determines that any part of this agreement is invalid or unenforceable, that determination shall not impair or nullify the remainder of this agreement.

                                                        AMENDMENT

         The PARTIES agree that they may amend this agreement only by a written agreement duly executed by persons authorized to execute agreements on behalf of the PARTIES.

         Executed at __________on January 18, 2000.

AFFILIATED RESOURCES CORPORATION, INC.
A Colorado Corporation


By:___________________________
         MICHAEL R. BRADLE
         President

CHRISTOPHER LANDRUM

By:___________________________

                                                                  Exhibit 10.7.2
                                              COMPUTER CONSULTANT AGREEMENT

         This is a consultant services agreement between AFFILIATED RESOURCES, CORPORATION, referred to in this agreement as "CLIENT" and RCD TECHNOLOGY INC., referred to in this agreement as "CONSULTANT". CLIENT is a Colorado Corporation located at 3 Brecksville Common Suite 207, 8221 Brecksville Road, Brecksville, OH 44141. CONSULTANT is a Texas Corporation with offices at 1301 High Chapparal Drive, Corperas Cove, TX 76522. CLIENT and CONSULTANT are collectively referred to in this agreement as the PARTIES.

                                                        RECITALS

         CLIENT   desires  the   following  for   AFFILIATED   and  its  various
subsidiaries.

        a)      website development and maintenance; and
        b)      data base development and online security; and
        c) computer consultation and advice concerning any and all computer and computer related items.

         CLIENT accepts consultant as an expert for the purposes of providing the consultation required by this agreement.

                                              INDEPENDENT CONTRACTOR STATUS

         CLIENT and CONSULTANT agree that CONSULTANT shall perform his duties under this agreement as an independent contractor. The CONSULTANT is not to be deemed an employee of CLIENT, and CONSULTANT shall not have or claim any right arising form employee status. CONSULTANT has the sole discretion to determine the manner in which the consultation services are to be performed. However, CLIENT retains the right to exercise final judgment with respect to the ultimate development of the Software and websites.

                                                PERFORMANCE BY CONSULTANT

         CONSULTANT acknowledges and agrees that time is of the essence in the value of CONSULTANT's services to CLIENT and agrees that all consultation services are to be rendered within a reasonable period of time. CONSULTANT agrees to devote such time as is reasonably necessary for a satisfactory performance of its duties under this agreement.

                                                      COMPENSATION

         CONSULTANT   shall  receive  50,000  shares  of  AFFILIATED   RESOURCES
CORPORATION common stock (ARCX). All expenses of registration and transfer of said shares shall be the responsibility of AFFILIATED RESOURCES CORPORATION.

                                                        EXPENSES

         CLIENT shall reimburse CONSULTANT for expenses that are reasonably incurred by CONSULTANT in the performance of this agreement provided the expenses are approved in advance and proper documentation is presented for the expenses.

                                                     CONFIDENTIALITY

         CONSULTANT agrees that all information communicated to CONSULTANT with respect to CLIENT, including any confidential information gained by CONSULTANT or his representatives by reason of association or employment with CLIENT or its associates is confidential. CONSULTANT further agrees that all information, conclusions, recommendations, reports, advice, or other documents generated by CONSULTANT pursuant to this agreement are confidential.

         CONSULTANT promises and agrees that CONSULTANT shall not disclose any confidential information to any other person unless specifically authorized in writing by CLIENT to do so. If CLIENT gives CONSULTANT written authorization to make any disclosures, CONSULTANT shall do so only within the limits and to the extent of that authorization.

         CONSULTANT shall use its best efforts to prevent inadvertent disclosure of any confidential information to any third party by using the same care and discretion that CONSULTANT uses with any similar data CONSULTANT designates as confidential.

                                             USE OF CONFIDENTIAL INFORMATION

         CONSULTANT shall not use any confidential information or circulate it to any other person or persons, except when specifically authorized in advance by CLIENT and then only to the extend necessary for any of the following:

         a) Conducting negotiations, discussions, or consultations with designated CLIENT representatives;
         b)       Supplying CLIENT with goods or services at it order;
         c) Preparing confidential estimates, bids or proposals, and invitations for bids or requests for proposals for submission to CLIENT; or
         d)       Accomplishing any purpose CLIENT may later specify in writing.

                                           COPIES OF CONFIDENTIAL INFORMATION

         CONSULTANT agrees that copies of confidential information may not be made without the express written permission of CLIENT and that at the termination of this agreement all such copies shall be returned to CLIENT along with the originals.

                                                   RETURN OF MATERIALS

         At CLIENT's request, CONSULTANT shall promptly return to CLIENT all confidential materials at the conclusion of the work on, or consideration of work on, the project to which the materials relate.

                                             CONFIDENTIALITY OF RELATIONSHIP

         CONSULTANT agrees that all intellectual property including but not limited to all ideas and concepts contained in websites, computer programs and software, documentation or other literature or illustrations that are conceived, developed, written, or contributed by CONSULTANT pursuant to this agreement, either individually or in collaboration with others, shall belong to and be the sole property of CLIENT.

         CONSULTANT agrees that all rights in all works prepared or performed by CONSULTANT pursuant to this agreement, including patent rights and copyrights applicable to any of the intellectual property described in the above paragraph, shall belong exclusively to CLIENT and shall constitute "works made for hire" for purposes of copyright law.

         The provisions of the paragraph shall not be construed to assign to CLIENT any of CONSULTANT's rights in any invention for which no equipment, supplies, facilities, or trade secret information of CLIENT was used, that was developed entirely on CONSULTANT's own time, and that:

         a) Does not related at the time of conception or reduction to practice of the invention to CLIENT's business or to CLIENT's actual or demonstrable anticipated research or development; or
         b) Does not result from any work performed by CONSULTANT for CLIENT.

                                               USE OF COPYRIGHT MATERIALS

         CONSULTANT warrants that any materials provided by CONSULTANT for use by CLIENT pursuant to this agreement shall not contain any proprietary material owned by any other party that is protected under the Copyright Act or any other similar law. CONSULTANT shall be solely responsible for ensuring that any materials provided by CONSULTANT pursuant to this agreement satisfy this requirement and CONSULTANT agrees to hold CLIENT harmless from all liability or loss to which CLIENT is exposed on account of CONSULTANT's failure to perform this duty.

                                                 TERMINATION OF CONTRACT

         Unless otherwise provided for, this agreement shall continue in force for a period of two (2) years commencing on January 18, 2000, unless renewed in writing by both parties.

                                                 ASSIGNMENT OF CONTRACT

         Neither of the PARTIES may assign this agreement or any rights under the agreement without the prior written consent of the other party.

                                                      GOVERNING LAW

         The PARTIES agree that this agreement has been made in Texas and that it shall be governed by and construed pursuant to the laws of the State of Texas.

                                                    ENTIRE AGREEMENT

         This agreement is the complete and exclusive statement of the mutual understanding of the PARTIES. This agreement supersedes and cancels all previous written and oral agreements and communications between the PARTIES and relating to the CONSULTANT services that are the subject matter of this agreement.

                                                         NOTICE

         Any notice required or permitted by this agreement shall be deemed to have been complete if in writing and delivered personally or mailed by first-class, registered, or certified mail, postage prepaid to the other party.

         a)       Notices to CLIENT shall be sent to:
                  3  Brecksville   Common  Suite  207,  8221  Brecksville  Road,
         Brecksville, OH 44141 b) Notices to CONSULTANT shall be sent to:
                  1301 High Chapparal Drive, Copperas Cove, TX 76522

                                                     ATTORNEY'S FEES

         If any legal action is necessary to enforce the terms of this agreement, the prevailing party shall be entitled to reasonable attorney's fees in additional to any other relief to which that party may be entitled.

                                                      SEVERABILITY

         If any court of competent jurisdiction determines that any part of this agreement is invalid or unenforceable, that determination shall not impair or nullify the remainder of this agreement.

                                                        AMENDMENT

         The PARTIES agree that they may amend this agreement only by a written agreement duly executed by persons authorized to execute agreements of behalf of the PARTIES.

         Executed at _________ on January 18, 2000.

AFFILIATED RESOURCES CORPORATION
A Colorado Corpoation


By:___________________________________
         PETER C. VANUCCI
         Chairman and CEO

RCD TECHNOLOGY INC.


By:___________________________________

                                                                    Exhibit 10.9
                                                  EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT(the "Agreement") is made and entered into effective as of December 30, 1998, by and between AFFILIATED RESOURCES CORPORATION, a Colorado Corporation ("Affiliated" or the "Company"), and Ms. Virginia M. Lazar (hereinafter referred to as the "Executive")

                                                      WITNESSETH:

WHEREAS, the Company desires to have the benefit of the Executive's efforts and services;

WHEREAS, the Executive is willing to commit herself to serve the Company, on the terms and conditions herein provided;

WHEREAS, on December 16, 1998, the Company's Board of Directors acted upon and approved employment agreements be entered into by and between the Executive and the Company; and

WHEREAS, in order to effect the foregoing, the Company and the Executive wish to enter into an employment agreement on the terms and conditions set forth below.

NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants and agreements hereinafter set forth, the parties hereto mutually covenant and agree as follows:

         (1)      DEFINITIONS.

Whenever used in this Agreement, the following terms shall have the meanings set forth below:

         (1) "Accrued Benefits" shall mean the amount payable not later than fourteen (14) days following an applicable Termination Date, which shall be equal to the sum of the following amounts:

                  (ii)     All salary earned or accrued  through the Termination
                           Date;

                  (iv) Reimbursement for any and all monies advanced in connection with the Executive's employment for reasonable and necessary expenses incurred by the Executive through the Termination Date.

                  (vi) Any and other cash benefits previously earned through the Termination Date and deferred at the election of the Executive or pursuant to any deferred compensation plans then in effect.

                  (viii)Allother payments an benefits to which the Executive may be entitled under the terms of any benefit plan of the Company or otherwise, including, but not limited to, any bonus declared by the Board, any compensation for earned, but unused, vacation days, and any unpaid automobile allowance.

         (4)      "Affiliate"  shall have the same  meanin as given to that term
                  in  Rule  12b-2  of  Regulation  12B  promulgated   under  the
                  Securities Exchange Act of 1934, as amended.

         (5)      "Board" shall mean the Board of Directors of the Company.

         (6) "Disability" shall mean a physical or mental condition whereby the Executive is unable to perform on a full-time, continuous basis the customary duties of the Executive under this Agreement.

         (7)      "Notice of  Termination"  shall mean the notice  described  in
                  Section 9 hereof;

         (8)      "Termination Date" shall mean, except as otherwise provided in
                  Section 8 hereof or as otherwise agreed between the Company and the Executive:

                  (ii)     The Executive's date of death;

                  (iv) Thirty (30) days afte the delivery of the Notice of Termination terminating the Executive's employment on account of Disability pursuant to Subsection 8(b) hereof, unless the Executive returns on a full-time basis to the performance of Executive's duties prior to the expiration of such period;

                  (vi)     Thirty  (30) days afte the  delivery of the Notice of
                           Termination   if  the   Executive's   employment   is
                           terminated by the Executive voluntarily; and

                  (viii)Fifteen (15) days  after the  delivery  of the Notice of
                           Termination, if the Executive's employment is terminated by the Company for any reason other than the Executive's death or Disability.

(4)      EMPLOYMENT.

            The Company hereby agrees to employ the Executive and the Executive hereby agrees to serve the Company, on the terms and conditions set forth herein.

(5)      TERM.

            The Company's employment of the Executive under the provisions of the Agreement shall commence on the effective date hereof ("the Closing") and end on the second anniversary of the Closing, unless further extended or sooner terminated as hereinafter provided.

(6)      POSITION AND DUTIES.

            The executive shall serve as Executive Vice President and Corporate Secretary of the Company and in such additional capacities as may be reasonable assigned to the Executive by the Board. In her capacity as Executive Vice President and Corporate Secretary of the Company, the Executive shall have such duties, responsibilities and authority as are usual and customary for executives who hold the same or a substantially similar position with companies of comparable size in the same industry as the Company. In connection with any capacities, the Executive shall have such duties, responsibilities and authority as may from time to time be reasonably assigned to the Executive by the Board. The Executive shall devote substantially all the Executive's working time and efforts to the business and affairs of the Company.

(7)      PLACE OF PERFORMANCE.

            In connection with the Executive's employment by the Company, the Executive shall be based at the Company's executive offices in Houston, Texas, except for required travel on company business, and except as otherwise agreed to between the Executive and the Company.

(8)      COMPENSATION AND RELATED MATTERS.

         (1) The Executive has been employed by the Company since May 1, 1998, at an annual salary of $90,000.00, payable in equal installments on the first and fifteenth days of each month (or in such other installments consistent with the Company's policies and procedures and as agreed to by the Executive). However, since May 1, 1998, the Executive's salary has been accrued but not paid. Continuing on the date hereof, the Company shall pay to the Executive an annual salary of $90,000.00.


         (2) The Executive's annual salary may be amended from time to time in accordance with normal business practices of the Company at the full discretion of the Board.

         (3) During the Executive's employment hereunder, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in performing services hereunder, including all cellular telephone, business, travel, and living expenses while away from home on business or at the request of and in the service of the Company, provided that such expenses are incurred and accounted for in accordance with the Company's policies and procedures. The Executive shall also be reimbursed for club membership dues for membership in one (1) area dining/fitness/country club establishment.

         (4) The Executive shall be entitled to fou (4) weeks of vacation in each calendar year, one (1) week of personal time, and to compensation for earned but unused vacation days, determined in accordance with the Company's vacation plan or policy. The Executive shall also be entitled to all paid holidays provided by the Company to its other executives.

         (5) The Executive shall either be provided with a car allowance of $500.00 per month, or the Company shall lease a company auto for the executive, with any annual increase to be determined by the Board, payable in according with the Company's policies and procedures. In addition, the Executive shall be reimbursed for business mileage at the rate and based on the same criteria set forth in IRS Publication 463, as amended from time to time.

         (6) The Executive shall be entitled to suc other benefits, including, but not limited to, medical insurance, dental, vision, life insurance, short and long term disability insurance, and officers' and directors' insurance, determined in accordance with the Company's benefit plan or policy, or at the discretion of the board of directors. The Company shall pay for all payments and premiums to be due on the existing long term disability insurance policy covering the Executive with Provident Life Insurance Company, until this agreement is terminated.

         (7) In the event of any change of control over the Company, all accrued but unpaid salary of the Executive shall be paid to the executive within 15 days after the consummation of the transaction causing the change of control. "Change of control" for purposes of this subparagraph shall include but is not limited to any merger involving the Company and any acquisition of the Company.

(9)      OFFICES.

            The Executive agrees to serve without additional compensation, if elected or appointed thereto, as a member of the Board or as a member of the Board of Directors of any subsidiary of the Company; provided, however, that the Executive is indemnified for serving in any and all such capacities to the fullest extent provided by applicable law.

(10)     TERMINATION.

         (1) As a result of death: If the Executive should die during the term of this agreement, the Executive's employment shall terminate on the Executive's date of death and the Executive's surviving spouse, shall be entitled to the Executive's Accrued Benefits and stock options as of the Termination Date.

         (2) As a result of Disability: If, as a result of the Executive's Disability, the Executive shall have been unable to perform the Executive's duties hereunder on a full-time, continuous basis for three (3) consecutive months or for an aggregate of four (4) months within any twelve (12) month period, the Company may terminate the Executive's employment. During the terms of the Executive's Disability prior to termination, the Executive shall continue to receive all salary and benefits payable under Section 6 hereof, including participation in all employee benefit plans, programs, and arrangements in which the Executive was entitled to participate immediately prior to the Disability; provided, however, that the Executive's continued participation is permitted under the terms and provisions of such plans, programs, and arrangements. In the event the Executive's employment is terminated on account of the Executive's Disability in accordance with this Subsection 8(b), the Executive shall receive the Executive's Accrued Benefits as of the Termination Date and shall remain eligible for all benefits provided by any long-term disability program of the Company in effect at the time of such termination. The payment of the Accrued Benefits by the Company to the Executive shall be in addition to, and not in lieu of, any benefits payable by reason of the Executive's Disability to the extent provided under any long-term disability program of the Company in effect at the time of the Executive's termination, or under any disability insurance policy, or otherwise.

         (3) Termination Without Cause: Either part to this Agreement may terminate the Executive's employment hereunder without cause at any time upon notice to the other party, and upon any such termination, the Executive shall be entitled to receive her Accrued Benefits. In the event that the Company terminates the Executive's employment pursuant to this Subsection 8c, the Executive shall receive from the Company within fourteen (14) days of the Termination Date a lump sum cash payment (the "Severance Payment"), as severance, in an amount equal to one hundred percent (100%) of the Executive's annual salary, as set forth in Subsection 6(a) hereof. The executive under this subparagraph (c) shall specifically have the right to terminate this Agreement in the event of a takeover of the Company. In the event this Agreement is terminated by either party without cause, the Executive shall have the absolute right to exercise any and all stock options until the later of the two following dates: (a) the deadline for exercising the stock option as granted to the Executive prior to the termination without cause, (b) two years from the date of termination without cause becomes effective.

         (4) Termination as a result of cause. The Company may terminate the Executive for cause, upon the occurrence of any one or more of the following acts or omissions:

                           (ii) The determination in binding and final judgment, order or decree by a court or administrative agency of competent jurisdiction, that the Executive has engaged in fraudulent conduct, and the determination by the Board, in its sole discretion that such fraudulent conduct has a significant adverse impact on the Company;

                           (iv) The conviction of the Executive on a felony or misdemeanor involving moral turpitude (as evidenced by a binding and final judgment, order, or decree of a court of competent jurisdiction) and the determination by the Board, in its sole discretion, that such conviction has a significant adverse impact on the Company;

                           (vi) The refusal by the Executive to perform the Executive's duties or responsibilities as determined by the Board; or

                           (viii)Theperformance  by th  Executive  of his duties
                                    or responsibilities in a negligent manner causing harm to the Company's revenues or reputation, as determined by the Board; or

                                    In the event of termination for cause, as set forth above, the Executive will be entitled to receive his Accrued Benefits, but will not be entitled to the Severance Payment, except as otherwise provided by Texas law.

         (11) In the event that the Executive is terminated by the Company pursuant to Subsections 8(a), 8(b) and 8(c), all stock options granted pursuant to Subsection 6(g) as well as any stock options subsequently granted shall become fully vested as of the Termination Date.

(11)     TERMINATION NOTICE.

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

(12)     NONDISCLOSURE OF PROPRIETARY INFORMATION.

         Recognizing that the Company is presently engaged, and may hereafter continue to be engaged, in the research and development of processes, the manufacturing of products, or the performance of services, which involve experimental and inventive work and that the success of its business depends upon the protection of such processes, products, and services by patent, copyright or secrecy and that the Executive has had, or during the course of Executive's engagement as an employee or consultant may have, access to Proprietary Information, as hereinafter defined, of the Company and that the Executive has furnished, or during the course of the Executive's engagement may furnish, Proprietary Information to the Company, the Executive agrees that:

         (1)      "Proprietary  Information"  shall  mean  any and all  methods, inventions, improvements or discoveries, whether or not patentable or copyrightable, and any other information of a secret, proprietary, confidential, or generally undisclosed nature relating to the Company, its products, customers, processes, and services, including information relating to testing research, development, manufacturing, marketing, and selling, disclosed to the Executive or otherwise made known to the Executive as a consequence of or through the Executive's engagement by the Company (including information originated by the Executive) in any technological area previously developed by the Company or developed, engaged in, or researched, by the Company during the term of the Executive's engagement, including, but not limited to, trade secrets, processes, products, formulae, apparatus, techniques, know-how, marketing plans, data, improvements, strategies, forecasts, customer lists, and technical requirements of customers, unless such information is in the public domain to such an extent as to be readily available to the Company's competitors

         (2) The Executive acknowledges that the Company has exclusive property rights to all Proprietary Information, and the Executive hereby assigns all rights that the

                  Executive might otherwise possess in any Proprietary Information to the Company. The Executive will not at any time during or after the term of the Executive's engagement, which term shall include any time in which the Executive may be retained by the Company as a consultant, directly or indirectly use, communicate, disclose, or disseminate any Proprietary Information.

         (3) All documents, records, notebooks, notes, memoranda, and similar repositories of, or containing, Proprietary Information made or compiled by the Executive at any time or made available to the Executive prior to or during the term of Executive's engagement by the Company, including any and all copies thereof, shall be the property of the Company, shall be held by the Executive in trust solely for the benefit of the Company, and shall be delivered to the Company by the Executive on the termination of the Executive's engagement or at any other time on the request of the Company.

         (4) The Executive will not assert any rights under any inventions, copyrights, discoveries, concepts, or ideas, or improvements thereof, or know-how related thereto, as having been made or acquired by the Executive prior to the Executive's being engaged by the Company or during the term of the Executive's engagement if based on or otherwise related to Proprietary Information.

(13)     ASSIGNMENT OF INVENTIONS.

         (1) For purposes of this Section 11, the term "Inventions" shall mean discoveries, concepts, and ideas, whether patentable or copyrightable or not, including, but not limited to, improvements, know-how, data, processes, methods, formulae, and techniques, as well as improvements thereof, or know-how related thereto, concerning any past, present, or prospective activities of the Company, which the Executive makes, discovers, or conceives (whether or not during the hours of the Executive's engagement or with the use of the Company's facilities, materials, or personnel), either solely or jointly with others during the Executive's engagement by the Company or any Affiliate of the Company and, if based on or related to Proprietary Information, at any time after termination of such engagement. All inventions shall be the sole property of the Company, and the Executive agrees to perform the provisions of this Section 11 with respect thereto without the payment by the Company of any royalty or any consideration therefor, other than the regular compensation paid to the Executive in her capacity of as an employee or consultant.

         (2) The Executive shall maintain written notebooks in which the Executive shall set forth, on a current basis, information as to the Inventions, describing in detail the procedures employed and the results achieved, as well as information as to any studies or research projects undertaken on the Company's behalf. Th written notebooks shall at all times be the property of the Company and shall be surrendered to the Company upon termination of the Executive's engagement or, upon request of the Company, at any time prior thereto.

         (3) The Executive shall apply, at the company's request and expense, for United States and foreign letters patent or copyrights, either in the Executive's name or otherwise as the Company shall desire.

         (4) The Executive hereby assigns to the Company all of the Executive's rights to the Inventions and to applications for United States and/or foreign letters patent or copyrights and to United States and/or foreign letters patent or copyrights granted in respect of the Inventions.

         (5) The Executive shall acknowledge and deliver promptly to the Company, without charge to the Company, but at its expense, such written instruments (including applications and assignments) and do such other acts, such as giving testimony in support of the Executive's inventorship, as may be necessary in the opinion of the Company to obtain, maintain, extend, reissue, and enforce United States and/or foreign letters patent and copyrights relating to the Inventions and to vest the entire right and title thereto in the Company or its nominee. The Executive acknowledges and agrees that any copyright developed or conceived of by the Executive during the terms of the Executive's employment which is related to the business of the Company shall be "work for hire" under the copyright law of the United States and other applicable jurisdictions.

         (6) The Executive represents that the Executive's performance of all of the terms of this Agreement and as an employee of or consultant to the Company does not and will not breach any trust existing prior to the Executive's employment by the Company. The Executive agrees not to enter into any agreement, either written or oral, in conflict herewith and represents an agrees that the Executive has not brought and will not bring with the Executive to the Company or use in the performance of the Executive's responsibilities at the Company any materials or documents of a former employer which are not generally available to the public, unless the Executive has obtained written authorization from the former employer for their possession and use, and the Executive has provided a copy of such written authorization to the Company.

         (7) No provision of this Section 11 shall be deemed to limit the restrictions applicable to the Executive under Section 10 hereof.

(14)     EXECUTIVE REPRESENTATIONS.

                  The Executive warrants and represents that it has identified all prior obligations, written or oral, such as confidentiality agreements or covenants restricting future employment of the Executive. Executive further agrees that, for a period of one year immediately following the termination of Executive's employment with the Company, Executive will inform each new employer, prior to accepting employment, of the existence and details of this Agreement and provide the employer with a copy of this Agreement. Executive agrees to indemnify and hold harmless the Company from any and all costs, expenses, and liabilities, of any kind, which the Company may incur as a result of any failure of the representations and warranties contained in this Section 13.

(15)     REMEDIES AND JURISDICTION.

         (1) The Executive hereby acknowledges and agrees that a breach of the agreements contained in Section 13 of this Agreement will cause irreparable harm and damage to the Company, that the remedy at law for the breach or threatened breach of the agreements set forth in Section 13 of this Agreement will be inadequate, and that, in addition to all other remedies available to the Company for such breach or threatened breach (including, without limitation, the right to recover damages), the Company shall be entitled to injunctive relief for any breach or threatened breach of the agreements contained in
                  Section 13 of this Agreement.

         (2) All claims, disputes, and other matter in question between the parties arising under this Agreement, except those pertaining to Section 13 hereof, shall, unless otherwise provided herein, be decided by arbitration in the State of Texas in accordance with the National Rules for the Resolution of Employment Disputes of the American Arbitration Association (including such procedures governing selection of the specific arbitrator or arbitrators), unless the parties otherwise agree. The Company shall pay the costs of any such arbitration. The award by the arbitrator or arbitrators shall be final, and judgment may be entered upon it in accordance with applicable law in any state or federal court having proper jurisdiction.

(16)     ATTORNEYS' FEES.

         In the event that either party hereunder institutes any legal proceedings in connection with its rights or obligations under this Agreement, the prevailing party in such proceeding shall be entitled to recover from the other party all reasonable attorneys' fees and expenses incurred therein.

(17)     SUCCESSORS.

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

(18)     ENFORCEMENT.

         The provisions of this Agreement shall be regarded a divisible, and if any provisions or any part hereof is declared invalid or unenforceable by a court of competent jurisdiction, the validity and enforceability of the remainder of such provisions or the parts hereof add the applicability thereof shall not be affected thereby.

(19)     AMENDMENT OR TERMINATION.

         This Agreement may not be amended or terminated during its term, except by written instrument executed by both the Company and the Executive.

(20)     SURVIVABILITY.

                  The provisions of Section 10, 11, 12 and 14 hereof and the provisions hereof relating to the payment of the Accrued Benefits and the Severance Payment shall survive the termination of this Agreement.

(21)     ENTIRE AGREEMENT.

                  This Agreement sets forth the entire agreement between the Executive and the Company with respect to the subject matter hereof and supersedes all prior oral or written agreements, negotiations, commitments, and understandings with respect thereof.

(22)     GOVERNING LAW; VENUE.

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

(23)     NOTICE.

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

                  ATTN: Chairman and CEO

With a copy to corporate counsel for the Company to:

                  Short & Ketchand, L.L.P.
                  11 Greenway Plaza, Suite 1520
                  Houston, Texas 77046

Or to such other address as the Company shall have given to the Executive or, if to the Executive to:

                  14855 Memorial Drive #1013
                  Houston, Texas 77056

(24)     NO WAIVER.

                  No waiver by either party at any time of any breach by the other party of, or any failure by the other party to comply with, any condition or provisions of the Agreement to be performed by the other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same time or at any prior or subsequent time.

(25)     HEADINGS.

                  The headings herein contained are for reference only and shall not affect the meaning or interpretation of any provision of this Agreement.

23.      COUNTERPARTS.

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

THE COMPANY:

AFFILIATED RESOURCES CORPORATION
By:
   -------------------------------
   Peter C. Vanucci, Chairman & CEO

EXECUTIVE:

By:
  ----------------------------------------
   Virginia M. Lazar, EVP & Secretary

                                                                   Exhibit 10.10
                                                  EMPLOYMENT AGREEMENT

                  THIS EMPLOYMENT AGREEMENT(the "Agreement") is made and entered into effective as of September 15, 1999, by and between Affiliated Resources Corporation, a Colorado Corporation ("Affiliated" or the "Company"), and Ms. Patricia A. Bodley (hereinafter referred to as the
                                                       "Bodley")

                                                      WITNESSETH:

         WHEREAS, the Company desires to have the benefit of Bodley's efforts and services;

         WHEREAS, Bodley is willing to commit himself to serve the Company, on the terms and conditions herein provided; and

         WHEREAS, the Company and Bodley wish to enter into an employment agreement on the terms and conditions set forth below.

         NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants and agreements hereinafter set forth, the parties hereto mutually covenant and agree as follows:

         (1)      DEFINITIONS.

         Whenever used in this Agreement, the following terms shall have the meanings set forth below:

         (1) "Accrued Benefits" shall mean the amount payable not later than fourteen (14) days following an applicable Termination Date, which shall be equal to the sum of the following amounts:

                  (ii)     All salary earned or accrued  through the Termination
                           Date;

                  (iv) Reimbursement for any and all monies advanced in connection with the Executive's employment for reasonable and necessary expenses incurred by the Executive through the Termination Date.

                  (vi) Any and other cash benefits previously earned through the Termination Date and deferred at the election of the Executive or pursuant to any deferred compensation plans then in effect.


                  (viii)Allother  payments an  benefits  to which the  Executive may be entitled under the terms of any benefit plan of the Company or otherwise, including, but not limited to, any bonus declared by the Board, any compensation for earned, but unused, vacation days, and any unpaid automobile allowance.

         (2)      "Affiliate"  shall have the same  meanin as given to that term
                  in  Rule  12b-2  of  Regulation  12B  promulgated   under  the
                  Securities Exchange Act of 1934, as amended.

         (3)      "Board" shall mean the Board of Directors of the Company.

         (4) "Disability" shall mean a physical or mental condition whereby the Executive is unable to perform on a full-time, continuous basis the customary duties of the Executive under this Agreement.

         (5)      "Notice of  Termination"  shall mean the notice  described  in
                  Section 9 hereof;

         (6)      "Termination Date" shall mean, except as otherwise provided in
                  Section 8 hereof or as otherwise agreed between the Company and the Executive:

                  (ii)     The Executive's date of death;

                  (iv) Thirty (30) days afte the delivery of the Notice of Termination terminating the Executive's employment on account of Disability pursuant to Subsection 8(b) hereof, unless the Executive returns on a full-time basis to the performance of Executive's duties prior to the expiration of such period;

                  (vi)     Thirty  (30) days afte the  delivery of the Notice of
                           Termination   if  the   Executive's   employment   is
                           terminated by the Executive voluntarily; and

                  (viii)Fifteen (15) days  after the  delivery  of the Notice of
                           Termination, if the Executive's employment is terminated by the Company for any reason other than the Executive's death or Disability.



(2)      EMPLOYMENT.

            The Company hereby agrees to employ Bodley and Bodley hereby agrees to serve the Company, on the terms and conditions set forth herein.

(3)      TERM.

            The Company's employment of Bodley under the provisions of the Agreement shall commence on the effective date hereof ("the Closing") and end on the first anniversary of the Closing, unless further extended or sooner terminated as hereinafter provided.

(4)      POSITION AND DUTIES.

         Bodley shall serve as in such capacities as may be reasonably assigned to Bodley. Bodley shall devote substantially all Bodley's working time and efforts to the business and affairs of the Company.

(5)      PLACE OF PERFORMANCE.

            In connection with Bodley's employment by the Company, Bodley shall be based at the Company's executive offices in Houston, Texas except for required travel on company business, and except as otherwise agreed to between Bodley and the Company.

(6)      COMPENSATION AND RELATED MATTERS.

         (1) Bodley has been employed by the Compan since September 9, 1999, at an annual salary of $45,000.00, payable in equal installments on the first and fifteenth days of each month (or in such other installments consistent with the Company's policies and procedures and as agreed to by Bodley). Continuing on the date hereof, the Company shall pay to Bodley an annual salary of $45,000.00.

         (2) Bodley's annual salary may be amended from time to time in accordance with normal business practices of the Company.

         (3) During Bodley's employment hereunder, Bodley shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by Bodley in performing services hereunder, including all cellular telephone, business, travel, and living expenses wile away from home on business or at the request of and in the service of the Company, provided that such expenses are incurred and accounted for in accordance with the Company's policies and procedures.

         (4) Bodley shall be entitled to two (2) weeks of vacation in each calendar year, and one (1) week of personal time, and to compensation for earned but unused vacation days, determined in accordance with the Company's vacation plan or policy. Bodley shall also be entitled to all paid holidays provided by the Company to its other executives.

         (5) Bodley shall be entitled to such other benefits, including, but not limited to, medical insurance, dental, vision, life insurance, short and long term disability insurance, and officers' and directors' insurance, determined in accordance with the Company's benefit plan or policy.

         (6) In the event of any change of control over the Company, all accrued but unpaid salary of Bodley and all earned but unused vacation and personals days shall be paid to Bodley within 15 days after the consummation of the transaction causing the change of control. "Change of control" for purposes of this subparagraph shall include but is not limited to any merger involving the Company and any acquisition of the Company.

(7)      OFFICES.

            Bodley agrees to serve without additional compensation, if elected or appointed thereto, as a member of the Board or as a member of the Board of Directors of any subsidiary of the Company; provided, however, that Bodley is indemnified for serving in any and all such capacities to the fullest extent provided by applicable law.

(8)      TERMINATION.

         (1) As a result of death: If Bodley should die during the term of this agreement, Bodley's employment shall terminate on

                  Bodley's date of death and Bodley's surviving spouse, or Bodley's estate if Bodley dies without a surviving spouse, shall be entitled to Bodley's Accrued Benefits as of the Termination Date.

         (2) As a result of Disability: If, as a result of Bodley's Disability, Bodley shall have been unable to perform Bodley's duties hereunder on a full-time, continuous basis for three
                  (3) consecutive months or for an aggregate of four (4) months within any twelve (12) month period, the Company may terminate Bodley's employment. During the terms of Bodley's Disability prior to termination, Bodley shall continue to receive all salary and benefits payable under Section 6 hereof, including participation in all employee benefit plans, programs, and arrangements in which Bodley was entitled to participate immediately prior to the Disability; provided, however, that Bodley's continued participation is permitted under the terms and provisions of such plans, programs, and arrangements. In the event Bodley's employment is terminated on account of Bodley's Disability in accordance with this Subsection 8(b), Bodley shall receive Bodley's Accrued Benefits as of the Termination Date and shall remain eligible for all benefits provided by any long-term disability program of the Company in effect at the time of such termination. The payment of the Accrued Benefits by the Company to Bodley shall be in addition to, and not in lieu of, any benefits payable by reason of Bodley's Disability to the extent provided under any long-term disability program of the Company in effect at the time of the Executive's termination, or under any disability insurance policy, or otherwise.

         (3) Termination Without Cause: Either part to this Agreement may terminate Bodley's employment hereunder without cause at any time upon notice to the other party, and upon any such termination, Bodley shall be entitled to receive her Accrued Benefits within 15 days after the termination becomes effective. In the event that the Company terminates Bodley's employment pursuant to this Subsection 8c, Bodley shall receive from the Company within fourteen (14) days of the Termination Date a lump sum cash payment (the "Severance Payment"), as severance, an amount equal to the one hundred percent (100%) of Bodley's annual salary, as set forth in Subsection 6(a) hereof. Bodley under this subparagraph (c) shall specifically have the right to terminate this Agreement in the event of a takeover of the Company. In the event this Agreement is terminated by either party without cause, Bodley shall have the absolute right to exercise any and al stock options until the later of the two following dates: (a) the deadline for exercising the stock option as granted to Bodley prior to the termination without cause, (b) two years from the date of termination without cause becomes effective.

         (4) Termination as a result of cause. The Company may terminate Bodley for cause, upon the occurrence of any one or more of the following acts or omissions:

                  (ii) The determination in binding and final judgment, order or decree by a court or administrative agency of competent jurisdiction, that Bodley has engaged in fraudulent conduct, and the determination by the Board, in its sole discretion that such fraudulent conduct has a significant adverse impact on the Company;

                  (iv) The conviction of Bodley on a felony or misdemeanor involving moral turpitude (as evidenced by a binding and final judgment, order, or decree of a court of competent jurisdiction) and the determination by the Board, in its sole discretion, that such conviction has a significant adverse impact on the Company;

                  (vi) The refusal by Bodley to perform Bodley's duties or responsibilities as determined by the Board;

                  (viii)Theperformance    by   Bodley    of   her    duties   or
                           responsibilities in a negligent manner causing harm to the Company's revenues or reputation, as determined by the Board; or

                           In the event of termination for cause, as set forth above, Bodley will be entitled to receive her Accrued Benefits, but will not be entitled to the Severance Payment, except as otherwise provided by Texas law.

         (9) In the event that Bodley is terminated by the Company pursuant to Subsections 8(a), 8(b) and 8(c), all stock options granted pursuant to Subsection 6(g) as well as any stock options subsequently granted shall become fully vested as of the Termination Date.

(9)      TERMINATION NOTICE.

         Any termination by the Company or Bodley of Bodley's employment hereunder shall be communicated by written Notice of Termination to Bodley, if such Notice of Termination is delivered by the Company, and to the Company, if such Notice of Termination is delivered by Bodley. The Notice of Termination shall indicate the specific termination provision in this Agreement relied upon shall set forth the Termination Date.

         (10)     NONDISCLOSURE OF PROPRIETARY INFORMATION.

         Recognizing that the Company is presently engaged, and may hereafter continue to be engaged, in the research and development of processes, the manufacturing of products, or the performance of services, which involve experimental and inventive work and that the success of its business depends upon the protection of such processes, products, and services by patent, copyright or secrecy and that Bodley has had, or during the course of Bodley's engagement as an employee or consultant may have, access to Proprietary Information, as hereinafter defined, of the Company and that Bodley has furnished, or during the course of Bodley's engagement may furnish, Proprietary Information to the Company, Bodley agrees that:

         (1)      "Proprietary  Information"  shall  mean  any and all  methods, inventions, improvements or discoveries, whether or not patentable or copyrightable, and any other information of a secret, proprietary, confidential, or generally undisclosed nature relating to the Company, its products, customers, processes, and services, including information relating to testing research, development, manufacturing, marketing, and selling, disclosed to Bodley or otherwise made known to Bodley as a consequence of or through Bodley's engagement by the Company (including information originated by Bodley) in any technological area previously developed by the Company or developed, engaged in, or researched, by the Company during the term of Bodley's engagement, including, but not limited to, trade secrets, processes, products, formulae, apparatus, techniques, know-how, marketing plans, data, improvements, strategies, forecasts, customer lists, and technical requirements of customers, unless such information is in the public domain to such an extent as to be readily available to the Company's competitors.

         (2) Bodley acknowledges that the Company has exclusive property rights to all Proprietary Information, and Bodley hereby assigns all rights that Bodley might otherwise possess in any Proprietary Information to the Company. Bodley will not at any time during or after the term of Bodley's engagement, which term shall include any time in which Bodley may be retained by the Company as a consultant, directly or indirectly use, communicate, disclose, or disseminate any Proprietary Information.

         (3) All documents, records, notebooks, notes, memoranda, and similar repositories of, or containing, Proprietary Information made or compiled by Bodley at any time or made available to Bodley prior to or during the term of Bodley's engagement by the Company, including any and all copies thereof, shall be the property of the Company, shall be held by Bodley in trust solely for the benefit of the Company, and shall be delivered to the Company by Bodley on the termination of Bodley's engagement or at any other time on the request of the Company.

         (4) Bodley will not assert any rights under any inventions, copyrights, discoveries, concepts, or ideas, or improvements thereof, or know-how related thereto, as having been made or acquired by Bodley prior to Bodley's being engaged by the Company or during the term of Bodley's engagement if based on or otherwise related to Proprietary Information.

(11)     ASSIGNMENT OF INVENTIONS.

         (1) For purposes of this Section 11, the term "Inventions" shall mean discoveries, concepts, and ideas, whether patentable or coopyrightable or nit, including, but not limited to, improvements, know-how, data, processes, methods, formulae, and techniques, as well as improvements thereof, or know-how related thereto, concerning any past, present, or prospective activities of the Company, which Bodley makes, discovers, or conceives (whether or not during the hours of Bodley's engagement or with the use of the Company's facilities, materials, or personnel), either solely or jointly with others during Bodley's engagement by the Company or any Affiliate of the Company and, if based on or related to Proprietary Information, at any time after termination of such engagement. All inventions shall be the sole property of the Company, and Bodley agrees to perform the provisions of this Section 11 with respect thereto without the payment by the Company of any royalty or any consideration therefor, other than the regular compensation paid to Bodley in her capacity of as an employee or consultant.

         (2) Bodley shall maintain written notebook in which Bodley shall set forth on a current basis, information as to the Inventions, describing in detail the procedures employed and the results achieved, as well as information as to any studies or research projects undertaken on the Company's behalf. The written notebooks shall at all times be the property of the Company and shall be surrendered to the Company upon termination of Bodley's engagement or, upon request of the Company, at any time prior thereto.

         (3) Bodley shall apply, at the Company's request and expense, for United States and Foreign letters patent or copyrights, either in Bodley's name or otherwise as the Company shall desire.

         (4) Bodley hereby assigns to the Company all of Bodley's rights to the Inventions and to applications for United States and/or foreign letters patent or copyrights and to United States and/or foreign letters patent or copyrights granted in respect of the Inventions.

         (5) Bodley shall acknowledge and deliver promptly to the Company, without charge to the Company, but at its expense, such written instruments (including applications and assignments) and do such other acts, such as giving testimony in support of Bodley's inventorship, as may be necessary in the opinion of the Company to obtain, maintain, extend, reissue and enforce United States and or foreign letters patent and copyrights relating to the Inventions and to vest the entire right and title thereto in the Company or its nominee. Bodley acknowledges and agrees that any copyright developed or conceived of by Bodley during the terms of Bodley's employment which is related to the Business of the Company shall be a "work for hire" under the copyright law of the Unites States and other applicable jurisdictions.


         (6) Bodley represents that Bodley's performance of all of the terms of this Agreement and as an employee of or consultant to the Company does not and will not breach any trust existing prior to Bodley's employment by the Company. Bodley agrees not to enter into any agreement, either written or oral, in conflict herewith and represents and agrees that Bodley has not brought and will not bring with Bodley to the Company or use in the performance of Bodley's responsibilities at the Company any materials or documents of a former employer which are not generally available to the public, unless Bodley has obtained written authorization from the former employer for their possession and use, and Bodley has provided a copy of such written authorization to the Company.

         (7) No provision of this Section 11 shall be deemed to limit the restrictions applicable to Bodley under Section 10 hereof.

(12)     BODLEY REPRESENTATIONS.

                  Bodley warrants and represents that she has identified all prior obligations, written or oral, such as confidentiality agreements or covenants restricting future employment of Bodley. Bodley further agrees that, for a period of one year immediately following the termination of Bodley's employment with the Company, Bodley will inform each new employer, prior to accepting employment, of the existence and details of this Agreement. Bodley agrees to indemnify and hold harmless the Company from any and all costs, expenses, and liabilities, of any kind, which the Company may incur as a result of any failure of the representations and warranties contained in this Section 13.

(13)     REMEDIES AND JURISDICTION.

         (1) Bodley hereby acknowledges and agrees that a breach of the agreements contained in Section 13 of this Agreement will cause irreparable harm and damage to the Company, that the remedy at law for the breach or threatened breach of the agreements set forth in Section 13 of this Agreement will be inadequate, and that, in addition to all other remedies available to the Company for such breach or threatened breach (including, without limitation, the right to recover damages), the Company shall be entitled to injunctive relief for any breach or threatened breach of the agreements contained in
                  Section 13 of this Agreement.

         (2) All claims, disputes, and other matter in question between the parties arising under this Agreement, except those pertaining to Section 13 hereof, shall, unless otherwise provided herein, be decided by arbitration in the State of Texas in accordance with the National Rules for the Resolution of Employment Disputes of the American Arbitration Association (including such procedures governing selection of the specific arbitrator or arbitrators), unless the parties otherwise agree. The Company shall pay the costs of any such arbitration. The award by the arbitrator or arbitrators shall be final, and judgment may be entered upon it in accordance with applicable law in any state or federal court having proper jurisdiction.

(14)     ATTORNEYS' FEES.

         In the event that either party hereunder institutes any legal proceedings in connection with its rights or obligations under this Agreement, the prevailing party in such proceeding shall be entitled to recover from the other party all reasonable attorneys' fees and expenses incurred therein.

         (15)     SUCCESSORS.

         This Agreement and all rights of Bodley hereunder shall inure to the benefit of and be enforceable by Bodley's personal or legal representatives, estate, executors, administrators, heirs, or beneficiaries. In the event of Bodley's death, all amounts payable to Bodley under this Agreement shall be paid to Bodley's surviving spouse, if Bodley dies without a surviving spouse, to Bodley's estate. This Agreement shall inure to the benefit of, be binding upon, and be enforceable by or against, any successor, surviving or resulting corporation, or other entity or any assignee of the Company to which all or substantially all of the business and assets of the Company is transferred whether by merger, consolidation, exchange, assignment, sale, lease, or other disposition or action.

         (16)     ENFORCEMENT.

         The provisions of this Agreement shall be regarded a divisible, and if any provisions or any part hereof is declared invalid or unenforceable by a court of competent jurisdiction, the validity and enforceability of the remainder of such provisions or the parts hereof add the applicability thereof shall not be affected thereby.

         (17)     AMENDMENT OR TERMINATION.

         This Agreement may not be amended or terminated during its term, except by written instrument executed by both the Company and the Executive.

(18)     SURVIVABILITY.

                  The provisions of Section 10, 11, 12 and 14 hereof and the provisions hereof relating to the payment of the Accrued Benefits and the Severance Payment shall survive the termination of this Agreement.

(19)     ENTIRE AGREEMENT.

                  This Agreement sets forth the entire agreement between Bodley and the Company with respect to the subject matter hereof and supersedes all prior oral or written agreements, negotiations, commitments, and understandings with respect thereof.

(20)     GOVERNING LAW; VENUE.

                  This Agreement and the respective rights and obligations of Bodley and the Company hereunder shall be governed by and construed in accordance with the laws of the State of Texas without giving effect to the provisions, principles, or policies thereof relating to choice of law or conflict of laws. Venue of any arbitration or other legal proceeding or action relating to this Agreement shall be proper in Harris County, Texas.

(21)     NOTICE.

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

                  ATTN: Chairman and CEO

With a copy to corporate counsel for the Company to:

                  Short & Ketchand, L.L.P.
                  11 Greenway Plaza, Suite 1520
                  Houston, Texas 77046

Or to such other address as the Company shall have given to the Executive or, if to the Executive to:

                  2400 Lazy Hollow #119-D
                  Houston, Texas 77063

(22)     NO WAIVER.

                  No waiver by either party at any time of any breach by the other party of, or any failure by the other party to comply with, any condition or provisions of the Agreement to be performed by the other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same time or at any prior or subsequent time.

(23)     HEADINGS.

                  The headings herein contained are for reference only and shall not affect the meaning or interpretation of any provision of this Agreement.

                  23.      COUNTERPARTS.

                  This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

                  IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officer, and Bodley has executed this Agreement, on the date and year first above written.

                                                              THE COMPANY:

                                            AFFILIATED RESOURCES CORPORATION


                                    By:     _________________________________
                                            Peter C. Vanucci, Chairman & CEO

                            BODLEY:

                            By:     ________________________________________
                               Patricia A. Bodley

                                                                   Exhibit 10.11
                                                  EMPLOYMENT AGREEMENT

         THISEMPLOYMENT AGREEMENT(the "Agreement") is made and entered into effective as of January 3, 2000, by and between AFFILIATED RESOURCES CORPORATION, a Colorado Corporation ("Affiliated" or the "Company"), and MR. PETER C. VANUCCI (hereinafter referred to as the "Executive")

                                                      WITNESSETH:

         WHEREAS, the Company desires to have the benefit of the Executive's efforts and services;

         WHEREAS, the Executive is willing to commit himself to serve the Company, on the terms and conditions herein provided; and

         WHEREAS, in order to effect the foregoing, the Company and the Executive wish to enter into an employment agreement on the terms and conditions set forth below.

         NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants and agreements hereinafter set forth, the parties hereto mutually covenant and agree as follows:

         (1)      DEFINITIONS.

         Whenever used in this Agreement, the following terms shall have the meanings set forth below:

         (1) "Accrued Benefits" shall mean the amount payable not later than fourteen (14) days following an applicable Termination Date, which shall be equal to the sum of the following amounts:

                  (ii)     All salary earned or accrued  through the Termination
                           Date;

                  (iv) Reimbursement for any and all monies advanced in connection with the Executive's employment for reasonable and necessary expenses incurred by the Executive through the Termination Date.

                  (vi) Any and other cash benefits previously earned through the Termination Date and deferred at the election of the Executive or pursuant to any deferred compensation plans then in effect.


                  (viii)Allother  payments an  benefits  to which the  Executive may be entitled under the terms of any benefit plan of the Company or otherwise, including, but not limited to, any bonus declared by the Board, any compensation for earned, but unused, vacation days, and any unpaid automobile allowance.

         (2)      "Affiliate"  shall have the same  meanin as given to that term
                  in  Rule  12b-2  of  Regulation  12B  promulgated   under  the
                  Securities Exchange Act of 1934, as amended.

         (3)      "Board" shall mean the Board of Directors of the Company.

         (4) "Disability" shall mean a physical or mental condition whereby the Executive is unable to perform on a full-time, continuous basis the customary duties of the Executive under this Agreement.

         (5)      "Notice of  Termination"  shall mean the notice  described  in
                  Section 9 hereof;

         (6)      "Termination Date" shall mean, except as otherwise provided in
                  Section 8 hereof or as otherwise agreed between the Company and the Executive:

                  (ii)     The Executive's date of death;

                  (iv) Thirty (30) days afte the delivery of the Notice of Termination terminating the Executive's employment on account of Disability pursuant to Subsection 8(b) hereof, unless the Executive returns on a full-time basis to the performance of Executive's duties prior to the expiration of such period;

                  (vi)     Thirty  (30) days afte the  delivery of the Notice of
                           Termination   if  the   Executive's   employment   is
                           terminated by the Executive voluntarily; and

                  (viii)Fifteen (15) days  after the  delivery  of the Notice of
                           Termination, if the Executive's employment is terminated by the Company for any reason other than the Executive's death or Disability.



(2)      EMPLOYMENT.

            The Company hereby agrees to employ the Executive and the Executive hereby agrees to serve the Company, on the terms and conditions set forth herein.

(3)      TERM.

            The Company's employment of the Executive under the provisions of the Agreement shall commence on the effective date hereof ("the Closing") and end on the second anniversary of the Closing, unless further extended or sooner terminated as hereinafter provided.

(4)      POSITION AND DUTIES.

            The executive  shall serve as Chief  Executive  Officer (CEO) of the
Company and in such additional capacities as may be reasonable assigned to the Executive by the Board. In this capacity as CEO of the Company, the Executive shall have such duties, responsibilities and authority as are usual and customary for executives who hold the same or a substantially similar position with companies of comparable size in the same industry as the Company. In connection with any capacities, the Executive shall have such duties, responsibilities and authority as may from time to time be reasonably assigned to the Executive by the Board.

(5)      PLACE OF PERFORMANCE.

            In connection with the Executive's employment by the Company, the Executive shall be based at Brecksville, Ohio, except for required travel on company business, and except as otherwise agreed to between the Executive and the Company.

(6)      COMPENSATION AND RELATED MATTERS.

         (1) Commencing on the date hereof, and during Executive's employment, the Company shall pay to the Executive an annual salary of $125,000.00, payable in equal installments on the first and fifteenth days of each month (or in such other installments consistent with the Company's policies and procedures and as agreed to by the Executive). The Executive's salary may be amended from time to time in accordance with normal business practices of the Company at the full discretion of the Board (2) At the Closing, the Executive will receive $25,000.00 as a signing bonus. If, on the first anniversary of the Closing, the Executive is employed by the Company and neither the Executive not the Company has given the other any Notice of Termination, the Executive shall be entitled to a $20,000.00 retention bonus.

         (3) During the Executive's employment hereunder, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in performing services hereunder, including all cellular telephone, business, travel, and living expenses while away from home on business or at the request of and in the service of the Company, provided that such expenses are incurred and accounted for in accordance with the Company's policies and procedures. The Executive shall also be reimbursed for club membership dues for membership in one (1) area dining/fitness/country club establishment.

         (4) The Executive shall be entitled to the number of vacation days in each calendar year, and to compensation for earned but unused vacation days, determined in accordance with the Company's vacation plan or policy. The Executive shall also be entitled to all paid holidays provided by the Company to its other executives.

         (5) The Executive shall receive a car allowance of $500.00 per month, with any annual increase to be determined by the Board, payable in accordance with the Company's policies and procedures. In addition, the Executive shall be reimbursed for business mileage at the rate and based on the same criteria set forth in IRS Publication 463, as amended from time to time.

         (6) The Executive shall be entitled to suc other benefits, including, but not limited to, medical insurance, life insurance, disability insurance, and officers' and directors' insurance, determined in accordance with the Company's benefit plan or policy.

         (7) The Executive shall be granted options to purchase 500,000 (Five Hundred Thousand) shares of the Company's common stock based on the following vesting schedule at the exercise prices indicated:

                  (i) Upon the completion of the following, Executive will be entitled to 250,000 shares in options at an exercise price of $.10 per share: The completion of corporate restructuring of operations and preparation of a preferred share offering. The preferred share offering should be designed to reduce debt, provide working capital, and re- establish credit lines for ChemWay, Inc. operations as well as fund oil and gas acquisition and new drilling ventures which will enhance Affiliated's cash flow and book value.

                  (iii) If, within the initia term of Executive's employment term, the stock price of Affiliated reaches the price of $2.00 per share, Executive shall be entitled to 250,000 shares in options of Affiliated stock at an exercise price of $.10 per share.

                  (v) Affiliated will also grant additional bonuses from time to time, within the discretion of the Board, for service and performance which causes additional benefit to Affiliated.

(7)      OFFICES.

            The Executive agrees to serve without additional compensation, if elected or appointed thereto, as a member of the Board or as a member of the Board of Directors of any subsidiary of the Company; provided, however, that the Executive is indemnified for serving in any and all such capacities to the fullest extent provided by applicable law.

(8)      TERMINATION.

         (1) As a result of death: If the Executive should die during the term of this agreement, the Executive's employment shall terminate on the Executive's date of death and the Executive's surviving spouse, shall be entitled to the Executive's Accrued Benefits and stock options as of the Termination Date.

         (2) As a result of Disability: If, as a result of the Executive's Disability, the Executive shall have been unable to perform the Executive's duties hereunder on a full-time, continuous basis for two (2) consecutive months or for an aggregate of three (3) months within any twelve (12) month period, the Company may terminate the Executive's employment. During the terms of the Executive's Disability prior to termination, the Executive shall continue to receive all salary and benefits payable under Section 6 hereof, including participation in all employee benefit plans, programs, and arrangements in which the Executive was entitled to participate immediately prior to the Disability; provided, however, that the Executive's continued participation is permitted under the terms and provisions of such plans, programs, and arrangements. In the event the Executive's employment is terminated on account of the Executive's Disability in accordance with this Subsection 8(b), the Executive shall receive the Executive's Accrued Benefits as of the Termination Date and shall remain eligible for all benefits provided by any long-term disability program of the Company in effect at the time of such termination. The payment of the Accrued Benefits by the Company to the Executive shall be in addition to, and not in lieu of, any benefits payable by reason of the Executive's Disability to the extent provided under any long-term disability program of the Company in effect at the time of the Executive's termination, or under any disability insurance policy, or otherwise.

         (3) Termination Without Cause: Either part to this Agreement may terminate the Executive's employment hereunder without cause at any time upon notice to the other party, and upon any such termination, the Executive shall be entitled to receive his Accrued Benefits. In the event that the Company terminates the Executive's employment pursuant to this Subsection 8c, the Executive shall receive from the Company within fourteen (14) days of the Termination Date a lump sum cash payment (the "Severance Payment"), as severance, in an amount equal to the full amount of his contractual salary and stock options as set forth in Subsection 6 hereof.

         (4) Termination as a result of cause. The Company may terminate the Executive for cause, upon the occurrence of any one or more of the following acts or omissions:

                  (ii) The determination in binding and final judgment, order or decree by a court or administrative agency of competent jurisdiction, that the Executive has engaged in fraudulent conduct, and the determination by the Board, in its sole discretion that such fraudulent conduct has a significant adverse impact on the Company;

                  (iv) The conviction of the Executive on a felony or misdemeanor involving moral turpitude (as evidenced by a binding and final judgment, order, or decree of a court of competent jurisdiction) and the determination by the Board, in its sole discretion, that such conviction has a significant adverse impact on the Company;

                  (vi)     The   refusal  by  the   Executive   to  perform  the
                           Executive's duties or responsibilities as determined by the Board;

                           In the event of termination for cause, as set forth above, the Executive will be entitled to receive his Accrued Benefits, but will not be entitled to the Severance Payment, except as otherwise provided by Texas law.

         (9) In the event that the Executive is terminated by the Company pursuant to Subsections 8(a), 8(b) and 8(c), all stock options granted pursuant to Subsection 6(g) as well as any stock options subsequently granted shall become fully vested as of the Termination Date. In the event that the Executive is terminated pursuant to Section 8(d), all stock option not vested at the time of termination shall immediately lapse.

(9)      TERMINATION NOTICE.

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

         (10)     NONDISCLOSURE OF PROPRIETARY INFORMATION.

         Recognizing that the Company is presently engaged, and may hereafter continue to be engaged, in the research and development of processes, the manufacturing of products, or the performance of services, which involve experimental and inventive work and that the success of its business depends upon the protection of such processes, products, and services by patent, copyright or secrecy and that the Executive has had, or during the course of Executive's engagement as an employee or consultant may have, access to Proprietary Information, as hereinafter defined, of the Company and that the Executive has furnished, or during the course of the Executive's engagement may furnish, Proprietary Information to the Company, the Executive agrees that:

         (1)      "Proprietary  Information"  shall  mean  any and all  methods, inventions, improvements or discoveries, whether or not patentable or copyrightable, and any other information of a secret, proprietary, confidential, or generally undisclosed nature relating to the Company, its products, customers, processes, and services, including information relating to testing research, development, manufacturing, marketing, and selling, disclosed to the Executive or otherwise made known to the Executive as a consequence of or through the Executive's engagement by the Company (including information originated by the Executive) in any technological area previously developed by the Company or developed, engaged in, or researched, by the Company during the term of the Executive's engagement, including, but not limited to, trade secrets, processes, products, formulae, apparatus, techniques, know-how, marketing plans, data, improvements, strategies, forecasts, customer lists, and technical requirements of customers, unless such information is in the public domain to such an extent as to be readily available to the Company's competitors. Such information does not include any information having to do with Company involvement in the oil and gas industry.

         (2) The Executive acknowledges that the Company has exclusive property rights to all Proprietary Information, and the Executive hereby assigns all rights that the Executive might otherwise possess in any Proprietary Information to the Company. The Executive will not at any time during or after the term of the Executive's engagement, which term shall include any time in which the Executive may be retained by the Company as a consultant, directly or indirectly use, communicate, disclose, or disseminate any Proprietary Information.

         (3) All documents, records, notebooks, notes, memoranda, and similar repositories of, or containing, Proprietary Information made or compiled by the Executive at any time or made available to the Executive prior to or during the term of Executive's engagement by the Company, including any and all copies thereof, shall be the property of the Company, shall be held by the Executive in trust solely for the benefit of the Company, and shall be delivered to the Company by the Executive on the termination of the Executive's engagement or at any other time on the request of the Company.

         (4) The Executive will not assert any rights under any inventions, copyrights, discoveries, concepts, or ideas, or improvements thereof, or know-how related thereto, as having been made or acquired by the Executive prior to the Executive's being engaged by the Company or during the term of the Executive's engagement if based on or otherwise related to Proprietary Information.

(11)     NON-COMPETE.

                  (a) Even though the Company is engaging in the oil and gas industry, Executive is authorized to engage fully in any additional oil and gas ventures and/or obtain additional ownership and/or management positions in any oil and gas business at his sole discretion.

                  (b) The remaining part of this Section 11 shall in no manner be construed to hamper Executive's current, or future interest in, management of, or investment in any oil and gas industry or venture. With exception to its oil and gas industry information, the Executive acknowledges the Company has and will continue to provide the Executive access to the Company's Proprietary Information, and further acknowledges that the Proprietary Information is valuable to the Company. The Executive further acknowledges that the Company has provided other items of value to the Executive, including stock options. In return, the Executive hereby agrees that during the Executive's employment, and for a period of one year from the termination thereof, the Executive will not, without the written consent of the Company:

                  (ii) Within any jurisdiction or marketing area in which the Company or any subsidiary thereof is doing business, own manage, operate, or control any Business, provided, however, that for purposes of the Subsection 11(a), ownership of securities of not in excess of five percent (5%) of any class of securities of a public company shall not be considered as owning, managing, operating, or controlling any Business; or

                  (iv) Within any jurisdiction or marketing area in which the Company or any subsidiary thereof is doing business, act as, or become employed as, an officer, director, employee, consultant or agent of any Business; or

                  (vi) Solicit any Business for, or sell any products that are in competition with the Company's products to, any company which is a customer or client of the Company or any of it subsidiaries as of the Termination Date; or

                  (viii)Solicit  the  employment  of,  or hire,  any  full  time employee employed by the Company or its subsidiaries as of the Termination Date.

         The term "Business" as used in this Section 11, shall mean any person or entity which engages in the same or substantially similar business as the Company, namely, the blending or packaging of chemicals for aftermarket use.

         (12)     REMEDIES AND JURISDICTION.

         (1) The Executive hereby acknowledges and agrees that a breach of the agreements contained in Section 11 of this Agreement will cause irreparable harm and damage to the Company, that the remedy at law for the breach or threatened breach of the agreements set forth in Section 11 of this Agreement will be inadequate, and that, in addition to all other remedies available to the Company for such breach or threatened breach (including, without limitation, the right to recover damages), the Company shall be entitled to injunctive relief for any breach or threatened breach of the agreements contained in
                  Section 11 of this Agreement.

         (2) All claims, disputes, and other matter in question between the parties arising under this Agreement, except those pertaining to Section 11 hereof, shall, unless otherwise provided herein, be decided by arbitration in the State of Texas in accordance with the National Rules for the Resolution of Employment Disputes of the American Arbitration Association (including such procedures governing selection of the specific arbitrator or arbitrators), unless the parties otherwise agree. The Company shall pay the costs of any such arbitration. The award by the arbitrator or arbitrators shall be final, and judgment may be entered upon it in accordance with applicable law in any state or federal court having proper jurisdiction.

(13)     ATTORNEYS' FEES.

         In the event that either party hereunder institutes any legal proceedings in connection with its rights or obligations under this Agreement, the prevailing party in such proceeding shall be entitled to recover from the other party all reasonable attorneys' fees and expenses incurred therein.

         (14)     SUCCESSORS.

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

         (15)     ENFORCEMENT.

         The provisions of this Agreement shall be regarded a divisible, and if any provisions or any part hereof is declared invalid or unenforceable by a court of competent jurisdiction, the validity and enforceability of the remainder of such provisions or the parts hereof add the applicability thereof shall not be affected thereby.

         (16)     AMENDMENT OR TERMINATION.

         This Agreement may not be amended or terminated during its term, except by written instrument executed by both the Company and the Executive.

(17)     SURVIVABILITY.

                  The provisions of Section 10, 11, 12 hereof and the provisions hereof relating to the payment of the Accrued Benefits and the Severance Payment shall survive the termination of this Agreement.

(18)     ENTIRE AGREEMENT.

                  This Agreement sets forth the entire agreement between the Executive and the Company with respect to the subject matter hereof and supersedes all prior oral or written agreements, negotiations, commitments, and understandings with respect thereof.

(19)     GOVERNING LAW; VENUE.

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

(20)     NOTICE.

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

                  ATTN: Chairman

With a copy to corporate counsel for the Company to:

                  Short & Ketchand, L.L.P.

                  11 Greenway Plaza, Suite 1520
                  Houston, Texas 77046



Or to such other address as the Company shall have given to the Executive or, if to the Executive to:

                  8221 Brecksville Road, Building 3, Suite 207
                  Brecksville, Ohio 44141.

(21)     NO WAIVER.

                  No waiver by either party at any time of any breach by the other party of, or any failure by the other party to comply with, any condition or provisions of the Agreement to be performed by the other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same time or at any prior or subsequent time.

(22)     HEADINGS.

                  The headings herein contained are for reference only and shall not affect the meaning or interpretation of any provision of this Agreement.

                  23.      COUNTERPARTS.

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

                               THE COMPANY:

                               AFFILIATED RESOURCES CORPORATION, INC.,
                               A Colorado Corporation

                       BY:     _________________________________
                               Michael R. Bradle, President

                      EXECUTIVE:

                               ----------------------------------------
                                                          PETER C. VANUCCI

                                                                   Exhibit 10.12
                                                  EMPLOYMENT AGREEMENT

         THISEMPLOYMENT AGREEMENT(the "Agreement") is made and entered into effective as of January 3, 2000, by and between AFFILIATED RESOURCES CORPORATION, a Colorado Corporation ("Affiliated" or the "Company"), and MR. MICHAEL R. BRADLE (hereinafter referred to as the "Executive")

                                                      WITNESSETH:

         WHEREAS, the Company desires to have the benefit of the Executive's efforts and services;

         WHEREAS, the Executive is willing to commit himself to serve the Company, on the terms and conditions herein provided; and

         WHEREAS, in order to effect the foregoing, the Company and the Executive wish to enter into an employment agreement on the terms and conditions set forth below.

         NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants and agreements hereinafter set forth, the parties hereto mutually covenant and agree as follows:

         (1) DEFINITIONS.

         Whenever used in this Agreement, the following terms shall have the meanings set forth below:

         (1) "Accrued Benefits" shall mean the amount payable not later than fourteen (14) days following an applicable Termination Date, which shall be equal to the sum of the following amounts:

                  (ii)     All salary earned or accrued  through the Termination
                           Date;

                  (iv) Reimbursement for any and all monies advanced in connection with the Executive's employment for reasonable and necessary expenses incurred by the Executive through the Termination Date.

                  (vi) Any and other cash benefits previously earned through the Termination Date and deferred at the election of the Executive or pursuant to any deferred compensation plans then in effect.


                  (viii)Allother  payments an  benefits  to which the  Executive may be entitled under the terms of any benefit plan of the Company or otherwise, including, but not limited to, any bonus declared by the Board, any compensation for earned, but unused, vacation days, and any unpaid automobile allowance.

         (23)     "Affiliate"  shall have the same  meanin as given to that term
                  in  Rule  12b-2  of  Regulation  12B  promulgated   under  the
                  Securities Exchange Act of 1934, as amended.

         (24) "Board" shall mean the Board of Directors of the Company.

         (25) "Disability" shall mean a physical or mental condition whereby the Executive is unable to perform on a full-time, continuous basis the customary duties of the Executive under this Agreement.

         (26) "Notice of Termination" shall mean the notice described in Section 9 hereof;

         (27)  "Termination  Date" shall mean,  except as otherwise  provided in
Section 8 hereof or as otherwise agreed between the Company and the Executive:

                  (ii)     The Executive's date of death;

                  (iv) Thirty (30) days afte the delivery of the Notice of Termination terminating the Executive's employment on account of Disability pursuant to Subsection 8(b) hereof, unless the Executive returns on a full-time basis to the performance of Executive's duties prior to the expiration of such period;

                  (vi)     Thirty  (30) days afte the  delivery of the Notice of
                           Termination   if  the   Executive's   employment   is
                           terminated by the Executive voluntarily; and

                  (viii)Fifteen (15) days  after the  delivery  of the Notice of
                           Termination, if the Executive's employment is terminated by the Company for any reason other than the Executive's death or Disability.



(23)     EMPLOYMENT.

            The Company hereby agrees to employ the Executive and the Executive hereby agrees to serve the Company, on the terms and conditions set forth herein.

(24)     TERM.

            The Company's employment of the Executive under the provisions of the Agreement shall commence on the effective date hereof ("the Closing") and end on the second anniversary of the Closing, unless further extended or sooner terminated as hereinafter provided.

(25)     POSITION AND DUTIES.

            The executive shall serve as President and COO of the Company and in such additional capacities as may be reasonable assigned to the Executive by the Board. In this capacity as President of the Company, the Executive shall have such duties, responsibilities and authority as are usual and customary for executives who hold the same or a substantially similar position with companies of comparable size in the same industry as the Company. In connection with any capacities, the Executive shall have such duties, responsibilities and authority as may from time to time be reasonably assigned to the Executive by the Board.

(26)     PLACE OF PERFORMANCE.

            In connection with the Executive's employment by the Company, the Executive shall be based at Lampasas, Texas, except for required travel on company business, and except as otherwise agreed to between the Executive and the Company.

(27)     COMPENSATION AND RELATED MATTERS.

         (1) Commencing on the date hereof, and during Executive's employment, the Company shall pay to the Executive an annual salary of $120,000.00, payable in equal installments on the first and fifteenth days of each month (or in such other installments consistent with the Company's policies and procedures and as agreed to by the Executive). The Executive's salary may be amended from time to time in accordance with normal business practices of the Company at the full discretion of the Board (2) At the Closing, the Executive will receive $25,000.00 as a signing bonus. If, on the first anniversary of the Closing, the Executive is employed by the Company and neither the Executive not the Company has given the other any Notice of Termination, the Executive shall be entitled to a $20,000.00 retention bonus.

         (3) During the Executive's employment hereunder, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in performing services hereunder, including all cellular telephone, business, travel, and living expenses while away from home on business or at the request of and in the service of the Company, provided that such expenses are incurred and accounted for in accordance with the Company's policies and procedures. The Executive shall also be reimbursed for club membership dues for membership in one (1) area dining/fitness/country club establishment.

         (4) The Executive shall be entitled to the number of vacation days in each calendar year, and to compensation for earned but unused vacation days, determined in accordance with the Company's vacation plan or policy. The Executive shall also be entitled to all paid holidays provided by the Company to its other executives.

         (5) The Executive shall receive a car allowance of $500.00 per month, with any annual increase to be determined by the Board, payable in accordance with the Company's policies and procedures. In addition, the Executive shall be reimbursed for business mileage at the rate and based on the same criteria set forth in IRS Publication 463, as amended from time to time.

         (6) The Executive shall be entitled to suc other benefits, including, but not limited to, medical insurance, life insurance, disability insurance, and officers' and directors' insurance, determined in accordance with the Company's benefit plan or policy.

         (7) The Executive shall be granted options to purchase 500,000 (Five Hundred Thousand) shares of the Company's common stock based on the following vesting schedule at the exercise prices indicated:

                  (i) Upon the completion of the following, Executive will be entitled to 250,000 shares in options at an exercise price of $.10 per share: The completion of corporate restructuring of operations and preparation of a preferred share offering. The preferred share offering should be designed to reduce debt, provide working capital, and re- establish credit lines for ChemWay, Inc. operations as well as fund oil and gas acquisition and new drilling ventures which will enhance Affiliated's cash flow and book value.

                  (iii) If, within the initia term of Executive's employment term, the stock price of Affiliated reaches the price of $2.00 per share, Executive shall be entitled to 250,000 shares in options of Affiliated stock at an exercise price of $.10 per share. (v) Affiliated will also grant additional bonuses from time to time, within the discretion of the Board, for service and performance which causes additional benefit to Affiliated.

         (28) OFFICES.

            The Executive agrees to serve without additional compensation, if elected or appointed thereto, as a member of the Board or as a member of the Board of Directors of any subsidiary of the Company; provided, however, that the Executive is indemnified for serving in any and all such capacities to the fullest extent provided by applicable law.

(29)     TERMINATION.

         (1) As a result of death: If the Executive should die during the term of this agreement, the Executive's employment shall terminate on the Executive's date of death and the Executive's surviving spouse, shall be entitled to the Executive's Accrued Benefits and stock options as of the Termination Date.

         (2) As a result of Disability: If, as a result of the Executive's Disability, the Executive shall have been unable to perform the Executive's duties hereunder on a full-time, continuous basis for two (2) consecutive months or for an aggregate of three (3) months within any twelve (12) month period, the Company may terminate the Executive's employment. During the terms of the Executive's Disability prior to termination, the Executive shall continue to receive all salary and benefits payable under Section 6 hereof, including participation in all employee benefit plans, programs, and arrangements in which the Executive was entitled to participate immediately prior to the Disability; provided, however, that the Executive's continued participation is permitted under the terms and provisions of such plans, programs, and arrangements. In the event the Executive's employment is terminated on account of the Executive's Disability in accordance with this Subsection 8(b), the Executive shall receive the Executive's Accrued Benefits as of the Termination Date and shall remain eligible for all benefits provided by any long-term disability program of the Company in effect at the time of such termination. The payment of the Accrued Benefits by the Company to the Executive shall be in addition to, and not in lieu of, any benefits payable by reason of the Executive's Disability to the extent provided under any long-term disability program of the Company in effect at the time of the Executive's termination, or under any disability insurance policy, or otherwise.

         (3) Termination Without Cause: Either part to this Agreement may terminate the Executive's employment hereunder without cause at any time upon notice to the other party, and upon any such termination, the Executive shall be entitled to receive his Accrued Benefits. In the event that the Company terminates the Executive's employment pursuant to this Subsection 8c, the Executive shall receive from the Company within fourteen (14) days of the Termination Date a lump sum cash payment (the "Severance Payment"), as severance, in an amount equal to the full amount of his contractual salary and stock options as set forth in Subsection 6 hereof.

         (4) Termination as a result of cause. The Company may terminate the Executive for cause, upon the occurrence of any one or more of the following acts or omissions:

                  (ii) The determination in binding and final judgment, order or decree by a court or administrative agency of competent jurisdiction, that the Executive has engaged in fraudulent conduct, and the determination by the Board, in its sole discretion that such fraudulent conduct has a significant adverse impact on the Company;

                  (iv) The conviction of the Executive on a felony or misdemeanor involving moral turpitude (as evidenced by a binding and final judgment, order, or decree of a court of competent jurisdiction) and the determination by the Board, in its sole discretion, that such conviction has a significant adverse impact on the Company;

                  (vi)     The   refusal  by  the   Executive   to  perform  the
                           Executive's duties or responsibilities as determined by the Board;

                           In the event of termination for cause, as set forth above, the Executive will be entitled to receive his Accrued Benefits, but will not be entitled to the Severance Payment, except as otherwise provided by Texas law.

         (30) In the event that the Executive is terminated by the Company pursuant to Subsections 8(a), 8(b) and 8(c), all stock options granted pursuant to Subsection 6(g) as well as any stock options subsequently granted shall become fully vested as of the Termination Date. In the event that the Executive is terminated pursuant to Section 8(d), all stock option not vested at the time of termination shall immediately lapse.

(30)     TERMINATION NOTICE.

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

         (31)     NONDISCLOSURE OF PROPRIETARY INFORMATION.

         Recognizing that the Company is presently engaged, and may hereafter continue to be engaged, in the research and development of processes, the manufacturing of products, or the performance of services, which involve experimental and inventive work and that the success of its business depends upon the protection of such processes, products, and services by patent, copyright or secrecy and that the Executive has had, or during the course of Executive's engagement as an employee or consultant may have, access to Proprietary Information, as hereinafter defined, of the Company and that the Executive has furnished, or during the course of the Executive's engagement may furnish, Proprietary Information to the Company, the Executive agrees that:

                  (1) "Proprietary Information" shall mean any and all methods, inventions, improvements or discoveries, whether or not patentable or copyrightable, and any other information of a secret, proprietary, confidential, or generally undisclosed nature relating to the Company, its products, customers, processes, and services, including information relating to testing research, development, manufacturing, marketing, and selling, disclosed to the Executive or otherwise made known to the
                           Executive as a consequence of or through the Executive's engagement by the Company (including information  originated  by  the  Executive)  in  any
                           technological area previously developed by the Company or developed, engaged in, or researched, by the Company during the term of the Executive's engagement, including, but not limited to, trade secrets, processes, products, formulae, apparatus, techniques, know-how, marketing plans, data, improvements, strategies, forecasts, customer lists, and technical requirements of customers, unless such information is in the public domain to such an extent as to be readily available to the Company's competitors. Such information does not include any information having to do with Company involvement in the oil and gas industry.

                  (2) The Executive acknowledges that the Company has exclusive property rights to all Proprietary
                           Information, and the Executive hereby assigns all rights that the Executive might otherwise possess in any Proprietary Information to the Company. The Executive will not at any time during or after the term of the Executive's engagement, which term shall include any time in which the Executive may be retained by the Company as a consultant, directly or indirectly use, communicate, disclose, or disseminate any Proprietary Information.

                  (3) All documents, records, notebooks, notes, memoranda, and similar repositories of, or containing, Proprietary Information made or compiled by the Executive at any time or made available to the Executive prior to or during the term of Executive's engagement by the Company, including any and all copies thereof, shall be the property of the Company, shall be held by the Executive in trust solely for the benefit of the Company, and shall be delivered to the Company by the Executive on the termination of the Executive's engagement or at any other time on the request of the Company.

                  (4) The Executive will not assert any rights under any inventions, copyrights, discoveries, concepts, or ideas, or improvements thereof, or know-how related thereto, as having been made or acquired by the Executive prior to the Executive's being engaged by the Company or during the term of the Executive's engagement if based on or otherwise related to Proprietary Information.

(32)     NON-COMPETE.

                  (a) The Company acknowledges that Executive has prior business interests in, ownerships interests of, and is currently holding executive positions with various companies who engage in the oil and gas business. Executive will be free to engage fully in those existing oil and gas businesses and ventures and/or obtain additional ownership and management in any oil and gas business at his sole discretion.

                  (b) The remaining part of this Section 11 shall in no manner be construed to hamper Executive's current, or future interest in, management of, or investment in any oil and gas industry or venture. With exception to its oil and gas industry information, the Executive acknowledges the Company has and will continue to provide the Executive access to the Company's Proprietary Information, and further acknowledges that the Proprietary Information is valuable to the Company. The Executive further acknowledges that the Company has provided other items of value to the Executive, including stock options. In return, the Executive hereby agrees that during the Executive's employment, and for a period of one year from the termination thereof, the Executive will not, without the written consent of the Company:

                           (ii) Within any jurisdiction or marketing area in which the Company or any subsidiary thereof is doing business, own manage, operate, or control any Business, provided, however, that for purposes of the Subsection 11(a), ownership of securities of not in excess of five percent (5%) of any class of securities of a public company shall not be considered as owning, managing, operating, or controlling any Business; or

                           (iv) Within any jurisdiction or marketing area in which the Company or any subsidiary thereof is doing business, act as, or become employed
                                    as,   an   officer,   director,    employee,
                                    consultant or agent of any Business; or

                           (vi) Solicit any Business for, or sell any products that are in competition with the Company's products to, any company which is a customer or client of the Company or any of it subsidiaries as of the Termination Date; or

                           (viii)Solicit the  employment  of, or hire,  any full
                                    time employee employed by the Company or its subsidiaries as of the Termination Date.

         The term "Business" as used in this Section 11, shall mean any person or entity which engages in the same or substantially similar business as the Company, namely, the blending or packaging of chemicals for aftermarket use.

         (33)     REMEDIES AND JURISDICTION.

         (1) The Executive hereby acknowledges and agrees that a breach of the agreements contained in Section 11 of this Agreement will cause irreparable harm and damage to the Company, that the remedy at law for the breach or threatened breach of the agreements set forth in Section 11 of this Agreement will be inadequate, and that, in addition to all other remedies available to the Company for such breach or threatened breach (including, without limitation, the right to recover damages), the Company shall be entitled to injunctive relief for any breach or threatened breach of the agreements contained in
                  Section 11 of this Agreement.

         (2) All claims, disputes, and other matter in question between the parties arising under this Agreement, except those pertaining to Section 11 hereof, shall, unless otherwise provided herein, be decided by arbitration in the State of Texas in accordance with the National Rules for the Resolution of Employment Disputes of the American Arbitration Association (including such procedures governing selection of the specific arbitrator or arbitrators), unless the parties otherwise agree. The Company shall pay the costs of any such arbitration. The award by the arbitrator or arbitrators shall be final, and judgment may be entered upon it in accordance with applicable law in any state or federal court having proper jurisdiction.


(34)     ATTORNEYS' FEES.

         In the event that either party hereunder institutes any legal proceedings in connection with its rights or obligations under this Agreement, the prevailing party in such proceeding shall be entitled to recover from the other party all reasonable attorneys' fees and expenses incurred therein.

         (35)     SUCCESSORS.

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

         (36)     ENFORCEMENT.

         The provisions of this Agreement shall be regarded a divisible, and if any provisions or any part hereof is declared invalid or unenforceable by a court of competent jurisdiction, the validity and enforceability of the remainder of such provisions or the parts hereof add the applicability thereof shall not be affected thereby.

         (37)     AMENDMENT OR TERMINATION.

         This Agreement may not be amended or terminated during its term, except by written instrument executed by both the Company and the Executive.

(38)     SURVIVABILITY.

                  The provisions of Section 10, 11, 12 hereof and the provisions hereof relating to the payment of the Accrued Benefits and the Severance Payment shall survive the termination of this Agreement.

(39)     ENTIRE AGREEMENT.

                  This Agreement sets forth the entire agreement between the Executive and the Company with respect to the subject matter hereof and supersedes all prior oral or written agreements, negotiations, commitments, and understandings with respect thereof.

(40)     GOVERNING LAW; VENUE.

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

(41)     NOTICE.

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

                  ATTN: Chairman

With a copy to corporate counsel for the Company to:

                  Short & Ketchand, L.L.P.
                  11 Greenway Plaza, Suite 1520
                  Houston, Texas 77046

Or to such other address as the Company shall have given to the Executive or, if to the Executive to:

                  P.O. Box 1406
                  Lampasas, Texas 76550

(42)     NO WAIVER.

                  No waiver by either party at any time of any breach by the other party of, or any failure by the other party to comply with, any condition or provisions of the Agreement to be performed by the other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same time or at any prior or subsequent time.

(43)     HEADINGS.

                  The headings herein contained are for reference only and shall not affect the meaning or interpretation of any provision of this Agreement.

                  23.      COUNTERPARTS.

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

                                THE COMPANY:

                                AFFILIATED RESOURCES CORPORATION, INC.,
                                A Colorado Corporation

                        BY:     _________________________________
                                Peter C. Vanucci, Chairman

                       EXECUTIVE:

                                ----------------------------------------
                                                           MICHAEL R. BRADLE

                                                                   Exhibit 10.13
                                                  EMPLOYMENT AGREEMENT

         THIS EMPLOYMENT AGREEMENT(the "Agreement") is made and entered into effective as of February 7, 2000, by and between AFFILIATED RESOURCES CORPORATION, a Colorado Corporation ("Affiliated" or the "Company"), and MS. CATHERINE TAMME (hereinafter referred to as the "Executive")

                                                      WITNESSETH:

         WHEREAS, the Company desires to have the benefit of the Executive's efforts and services;

         WHEREAS, the Executive is willing to commit himself to serve the Company, on the terms and conditions herein provided; and

         WHEREAS, in order to effect the foregoing, the Company and the Executive wish to enter into an employment agreement on the terms and conditions set forth below.

         NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants and agreements hereinafter set forth, the parties hereto mutually covenant and agree as follows:

         (1)      DEFINITIONS.

         Whenever used in this Agreement, the following terms shall have the meanings set forth below:

         (1) "Accrued Benefits" shall mean the amount payable not later than fourteen (14) days following an applicable Termination Date, which shall be equal to the sum of the following amounts:

                  (ii)     All salary earned or accrued  through the Termination
                           Date;

                  (iv) Reimbursement for any and all monies advanced in connection with the Executive's employment for reasonable and necessary expenses incurred by the Executive through the Termination Date.

                  (vi) Any and other cash benefits previously earned through the Termination Date and deferred at the election of the Executive or pursuant to any deferred compensation plans then in effect.


                  (viii)Allother  payments an  benefits  to which the  Executive may be entitled under the terms of any benefit plan of the Company or otherwise, including, but not limited to, any bonus declared by the Board, any compensation for earned, but unused, vacation days, and any unpaid automobile allowance.

         (2)      "Affiliate"  shall have the same  meanin as given to that term
                  in  Rule  12b-2  of  Regulation  12B  promulgated   under  the
                  Securities Exchange Act of 1934, as amended.

         (3)      "Board" shall mean the Board of Directors of the Company.

         (4) "Disability" shall mean a physical or mental condition whereby the Executive is unable to perform on a full-time, continuous basis the customary duties of the Executive under this Agreement.

         (5)      "Notice of  Termination"  shall mean the notice  described  in
                  Section 9 hereof;

         (6)      "Termination Date" shall mean, except as otherwise provided in
                  Section 8 hereof or as otherwise agreed between the Company and the Executive:

                  (ii)     The Executive's date of death;

                  (iv) Thirty (30) days afte the delivery of the Notice of Termination terminating the Executive's employment on account of Disability pursuant to Subsection 8(b) hereof, unless the Executive returns on a full-time basis to the performance of Executive's duties prior to the expiration of such period;

                  (vi)     Thirty  (30) days afte the  delivery of the Notice of
                           Termination   if  the   Executive's   employment   is
                           terminated by the Executive voluntarily; and

                  (viii)Fifteen (15) days  after the  delivery  of the Notice of
                           Termination, if the Executive's employment is terminated by the Company for any reason other than the Executive's death or Disability.

(2)      EMPLOYMENT.

            The Company hereby agrees to employ the Executive and the Executive hereby agrees to serve the Company, on the terms and conditions set forth herein.

(3)      TERM.

            The Company's employment of the Executive under the provisions of the Agreement shall commence on the effective date hereof ("the Closing") and end on the second anniversary of the Closing, unless further extended or sooner terminated as hereinafter provided.

(4)      POSITION AND DUTIES.

            The executive shall serve as Vice President and Chief Financial Officer of the Company and in such additional capacities as may be reasonable assigned to the Executive by the Board. The Executive will, among other things, be in charge of corporate finance. In this capacity as Chief Financial Officer of the Company, the Executive shall have such duties, responsibilities and authority as are usual and customary for executives who hold the same or a substantially similar position with companies of comparable size in the same industry as the Company. In connection with any capacities, the Executive shall have such duties, responsibilities and authority as may from time to time be reasonably assigned to the Executive by the Board.

(5)      PLACE OF PERFORMANCE.

            In connection with the Executive's employment by the Company, the Executive shall be based at Brecksville, Ohio, except for required travel on company business, and except as otherwise agreed to between the Executive and the Company.

(6)      COMPENSATION AND RELATED MATTERS.

         (1) Commencing on the date hereof, and during Executive's employment, the Company shall pay to the Executive an annual salary of $60,000.00, payable in equal installments on the first and fifteenth days of each month (or in such other installments consistent with the Company's policies and procedures and as agreed to by the Executive). The Executive's salary may be amended from time to time in accordance with normal business practices of the Company at the full discretion of the Board. The Executive shall receive a minimum of $3,500.00 per month with the remainder deferred if necessary.

         (2) During the Executive's employment hereunder, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in performing services hereunder, including all cellular telephone, business, travel, and living expenses while away from home on business or at the request of and in the service of the Company, provided that such expenses are incurred and accounted for in accordance with the Company's policies and procedures.

         (3) The Executive shall be entitled to the number of vacation days in each calendar year, and to compensation for earned but unused vacation days, determined in accordance with the Company's vacation plan or policy. The Executive shall also be entitled to all paid holidays provided by the Company to its other executives.

         (4) The Executive shall be entitled to suc other benefits, including, but not limited to, medical insurance, life insurance, disability insurance, and officers' and directors' insurance, determined in accordance with the Company's benefit plan or policy.

(7)      OFFICES.

            The Executive agrees to serve without additional compensation, if elected or appointed thereto, as a member of the Board or as a member of the Board of Directors of any subsidiary of the Company; provided, however, that the Executive is indemnified for serving in any and all such capacities to the fullest extent provided by applicable law.

(8)      TERMINATION.

         (1) As a result of death: If the Executive should die during the term of this agreement, the Executive's employment shall terminate on the Executive's date of death and the Executive's surviving spouse, shall be entitled to the Executive's Accrued Benefits and stock options as of the Termination Date.

         (2) As a result of Disability: If, as a result of the Executive's Disability, the Executive shall have been unable to perform the Executive's duties hereunder on a full-time, continuous basis for two (2) consecutive months or for an aggregate of three (3) months within any twelve (12) month period, the Company may terminate the Executive's employment. During the terms of the Executive's Disability prior to termination, the Executive shall continue to receive all salary and benefits payable under Section 6 hereof, including participation in all employee benefit plans, programs, and arrangements in which the Executive was entitled to participate immediately prior to the Disability; provided, however, that the Executive's continued participation is permitted under the terms and provisions of such plans, programs, and arrangements. In the event the Executive's employment is terminated on account of the Executive's Disability in accordance with this Subsection 8(b), the Executive shall receive the Executive's Accrued Benefits as of the Termination Date and shall remain eligible for all benefits provided by any long-term disability program of the Company in effect at the time of such termination. The payment of the Accrued Benefits by the Company to the Executive shall be in addition to, and not in lieu of, any benefits payable by reason of the Executive's Disability to the extent provided under any long-term disability program of the Company in effect at the time of the Executive's termination, or under any disability insurance policy, or otherwise.

         (3) Termination Without Cause: Either part to this Agreement may terminate the Executive's employment hereunder without cause at any time upon notice to the other party, and upon any such termination, the Executive shall be entitled to receive his Accrued Benefits. In the event that the Company terminates the Executive's employment pursuant to this Subsection 8c, the Executive shall receive from the Company within fourteen (14) days of the Termination Date a lump sum cash payment (the "Severance Payment"), as severance, in an amount equal to the full amount of his contractual salary and stock options as set forth in Subsection 6 hereof.

         (4) Termination as a result of cause. The Company may terminate the Executive for cause, upon the occurrence of any one or more of the following acts or omissions:

                  (ii) The determination in binding and final judgment, order or decree by a court or administrative agency of competent jurisdiction, that the Executive has engaged in fraudulent conduct, and the determination by the Board, in its sole discretion that such fraudulent conduct has a significant adverse impact on the Company;

                  (iv) The conviction of the Executive on a felony or misdemeanor involving moral turpitude (as evidenced by a binding and final judgment, order, or decree of a court of competent jurisdiction) and the determination by the Board, in its sole discretion, that such conviction has a significant adverse impact on the Company;

                  (vi)     The   refusal  by  the   Executive   to  perform  the
                           Executive's duties or responsibilities as determined by the Board;

                           In the event of termination for cause, as set forth above, the Executive will be entitled to receive his Accrued Benefits, but will not be entitled to the Severance Payment, except as otherwise provided by Texas law.

         (9) In the event that the Executive is terminated by the Company pursuant to Subsections 8(a), 8(b) and 8(c), all stock options granted pursuant to Subsection 6(g) as well as any stock options subsequently granted shall become fully vested as of the Termination Date. In the event that the Executive is terminated pursuant to Section 8(d), all stock option not vested at the time of termination shall immediately lapse.

(9)      TERMINATION NOTICE.

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

         (10)     NONDISCLOSURE OF PROPRIETARY INFORMATION.

         Recognizing that the Company is presently engaged, and may hereafter continue to be engaged, in the research and development of processes, the manufacturing of products, or the performance of services, which involve experimental and inventive work and that the success of its business depends upon the protection of such processes, products, and services by patent, copyright or secrecy and that the Executive has had, or during the course of Executive's engagement as an employee or consultant may have, access to Proprietary Information, as hereinafter defined, of the Company and that the Executive has furnished, or during the course of the Executive's engagement may furnish, Proprietary Information to the Company, the Executive agrees that:

         (1)      "Proprietary  Information"  shall  mean  any and all  methods, inventions, improvements or discoveries, whether or not patentable or copyrightable, and any other information of a secret, proprietary, confidential, or generally undisclosed nature relating to the Company, its products, customers, processes, and services, including information relating to testing research, development, manufacturing, marketing, and selling, disclosed to the Executive or otherwise made known to the Executive as a consequence of or through the Executive's engagement by the Company (including information originated by the Executive) in any technological area previously developed by the Company or developed, engaged in, or researched, by the Company during the term of the Executive's engagement, including, but not limited to, trade secrets, processes, products, formulae, apparatus, techniques, know-how, marketing plans, data, improvements, strategies, forecasts, customer lists, and technical requirements of customers, unless such information is in the public domain to such an extent as to be readily available to the Company's competitors. Such information does not include any information having to do with Company involvement in the oil and gas industry.

         (2) The Executive acknowledges that the Company has exclusive property rights to all Proprietary Information, and the Executive hereby assigns all rights that the Executive might otherwise possess in any Proprietary Information to the Company. The Executive will not at any time during or after the term of the Executive's engagement, which term shall include any time in which the Executive may be retained by the Company as a consultant, directly or indirectly use, communicate, disclose, or disseminate any Proprietary Information.

         (3) All documents, records, notebooks, notes, memoranda, and similar repositories of, or containing, Proprietary Information made or compiled by the Executive at any time or made available to the Executive prior to or during the term of Executive's engagement by the Company, including any and all copies thereof, shall be the property of the Company, shall be held by the Executive in trust solely for the benefit of the Company, and shall be delivered to the Company by the Executive on the termination of the Executive's engagement or at any other time on the request of the Company.

         (4) The Executive will not assert any rights under any inventions, copyrights, discoveries, concepts, or ideas, or improvements thereof, or know-how related thereto, as having been made or acquired by the Executive prior to the Executive's being engaged by the Company or during the term of the Executive's engagement if based on or otherwise related to Proprietary Information.

(11)     NON-COMPETE.

                  The Executive acknowledges the Company has and will continue to provide the Executive access to the Company's Proprietary Information, and further acknowledges that the Proprietary Information is valuable to the Company. The Executive further acknowledges that the Company has provided other items of value to the Executive, including stock options. In return, the Executive hereby agrees that during the Executive's employment, and for a period of one year from the termination thereof, the Executive will not, without the written consent of the Company:

                  (ii) Within any jurisdiction or marketing area in which the Company or any subsidiary thereof is doing business, own manage, operate, or control any Business, provided, however, that for purposes of the Subsection 11(a), ownership of securities of not in excess of five percent (5%) of any class of securities of a public company shall not be considered as owning, managing, operating, or controlling any Business; or

                  (iv) Within any jurisdiction or marketing area in which the Company or any subsidiary thereof is doing business, act as, or become employed as, an officer, director, employee, consultant or agent of any Business; or

                  (vi) Solicit any Business for, or sell any products that are in competition with the Company's products to, any company which is a customer or client of the Company or any of it subsidiaries as of the Termination Date; or

                  (viii)Solicit  the  employment  of,  or hire,  any  full  time employee employed by the Company or its subsidiaries as of the Termination Date.

         The term "Business" as used in this Section 11, shall mean any person or entity which engages in the same or substantially similar business as the Company, namely, the blending or packaging of chemicals for aftermarket use.

         (12)     REMEDIES AND JURISDICTION.

         (1) The Executive hereby acknowledges and agrees that a breach of the agreements contained in Section 11 of this Agreement will cause irreparable harm and damage to the Company, that the remedy at law for the breach or threatened breach of the agreements set forth in Section 11 of this Agreement will be inadequate, and that, in addition to all other remedies available to the Company for such breach or threatened breach (including, without limitation, the right to recover damages), the Company shall be entitled to injunctive relief for any breach or threatened breach of the agreements contained in
                  Section 11 of this Agreement.

         (2) All claims, disputes, and other matter in question between the parties arising under this Agreement, except those pertaining to Section 11 hereof, shall, unless otherwise provided herein, be decided by arbitration in the State of Texas in accordance with the National Rules for the Resolution of Employment Disputes of the American Arbitration Association (including such procedures governing selection of the specific arbitrator or arbitrators), unless the parties otherwise agree. The Company shall pay the costs of any such arbitration. The award by the arbitrator or arbitrators shall be final, and judgment may be entered upon it in accordance with applicable law in any state or federal court having proper jurisdiction.

(13)     ATTORNEYS' FEES.

         In the event that either party hereunder institutes any legal proceedings in connection with its rights or obligations under this Agreement, the prevailing party in such proceeding shall be entitled to recover from the other party all reasonable attorneys' fees and expenses incurred therein.

         (14)     SUCCESSORS.

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

         (15)     ENFORCEMENT.

         The provisions of this Agreement shall be regarded a divisible, and if any provisions or any part hereof is declared invalid or unenforceable by a court of competent jurisdiction, the validity and enforceability of the remainder of such provisions or the parts hereof add the applicability thereof shall not be affected thereby.

         (16)     AMENDMENT OR TERMINATION.

         This Agreement may not be amended or terminated during its term, except by written instrument executed by both the Company and the Executive.

(17)     SURVIVABILITY.

                  The provisions of Section 10, 11, 12 hereof and the provisions hereof relating to the payment of the Accrued Benefits and the Severance Payment shall survive the termination of this Agreement.

(18)     ENTIRE AGREEMENT.

                  This Agreement sets forth the entire agreement between the Executive and the Company with respect to the subject matter hereof and supersedes all prior oral or written agreements, negotiations, commitments, and understandings with respect thereof.

(19)     GOVERNING LAW; VENUE.

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

(20)     NOTICE.

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

                  ATTN: Chairman

With a copy to corporate counsel for the Company to:

                  Short & Ketchand, L.L.P.
                  11 Greenway Plaza, Suite 1520
                  Houston, Texas 77046

Or to such other address as the Company shall have given to the Executive or, if to the Executive to:

                  8221 Brecksville Road, Building 3, Suite 207
                  Brecksville, Ohio 44141

(21)     NO WAIVER.

                  No waiver by either party at any time of any breach by the other party of, or any failure by the other party to comply with, any condition or provisions of the Agreement to be performed by the other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same time or at any prior or subsequent time.

(22)     HEADINGS.

                  The headings herein contained are for reference only and shall not affect the meaning or interpretation of any provision of this Agreement.

                  23.      COUNTERPARTS.

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

                             THE COMPANY:

                             AFFILIATED RESOURCES CORPORATION, INC.,
                             A Colorado Corporation

                     BY:     _________________________________
                             Peter C. Vanucci, Chairman

                    EXECUTIVE:

                                            ----------------------------------
                                                  CATHERINE TAMME

                                                                   Exhibit 10.14
                                                  EMPLOYMENT AGREEMENT

         THIS EMPLOYMENT AGREEMENT(the "Agreement") is made and entered into effective as of February 7, 2000, by and between AFFILIATED RESOURCES CORPORATION, a Colorado Corporation ("Affiliated" or the "Company"), and MR. BARRY GOVERMAN (hereinafter referred to as the "Executive")

                                                      WITNESSETH:

         WHEREAS, the Company desires to have the benefit of the Executive's efforts and services;

         WHEREAS, the Executive is willing to commit himself to serve the Company, on the terms and conditions herein provided; and

         WHEREAS, in order to effect the foregoing, the Company and the Executive wish to enter into an employment agreement on the terms and conditions set forth below.

         NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants and agreements hereinafter set forth, the parties hereto mutually covenant and agree as follows:

         (1)      DEFINITIONS.

         Whenever used in this Agreement, the following terms shall have the meanings set forth below:

         (1) "Accrued Benefits" shall mean the amount payable not later than fourteen (14) days following an applicable Termination Date, which shall be equal to the sum of the following amounts:

                  (ii)     All salary earned or accrued  through the Termination
                           Date;

                  (iv) Reimbursement for any and all monies advanced in connection with the Executive's employment for reasonable and necessary expenses incurred by the Executive through the Termination Date.

                  (vi) Any and other cash benefits previously earned through the Termination Date and deferred at the election of the Executive or pursuant to any deferred compensation plans then in effect.


                  (viii)Allother  payments an  benefits  to which the  Executive may be entitled under the terms of any benefit plan of the Company or otherwise, including, but not limited to, any bonus declared by the Board, any compensation for earned, but unused, vacation days, and any unpaid automobile allowance.

         (2)      "Affiliate"  shall have the same  meanin as given to that term
                  in  Rule  12b-2  of  Regulation  12B  promulgated   under  the
                  Securities Exchange Act of 1934, as amended.

         (3)      "Board" shall mean the Board of Directors of the Company.

         (4) "Disability" shall mean a physical or mental condition whereby the Executive is unable to perform on a full-time, continuous basis the customary duties of the Executive under this Agreement.

         (5)      "Notice of  Termination"  shall mean the notice  described  in
                  Section 9 hereof;

         (6)      "Termination Date" shall mean, except as otherwise provided in
                  Section 8 hereof or as otherwise agreed between the Company and the Executive:

                  (ii)     The Executive's date of death;

                  (iv) Thirty (30) days afte the delivery of the Notice of Termination terminating the Executive's employment on account of Disability pursuant to Subsection 8(b) hereof, unless the Executive returns on a full-time basis to the performance of Executive's duties prior to the expiration of such period;

                  (vi)     Thirty  (30) days afte the  delivery of the Notice of
                           Termination   if  the   Executive's   employment   is
                           terminated by the Executive voluntarily; and

                  (viii)Fifteen (15) days  after the  delivery  of the Notice of
                           Termination, if the Executive's employment is terminated by the Company for any reason other than the Executive's death or Disability.


(2)      EMPLOYMENT.

            The Company hereby agrees to employ the Executive and the Executive hereby agrees to serve the Company, on the terms and conditions set forth herein.

(3)      TERM.

            The Company's employment of the Executive under the provisions of the Agreement shall commence on the effective date hereof ("the Closing") and end on the second anniversary of the Closing, unless further extended or sooner terminated as hereinafter provided.

(4)      POSITION AND DUTIES.

            The executive shall serve as Senior Vice President of the Company and in such additional capacities as may be reasonable assigned to the Executive by the Board. The Executive will, among other things, be in charge of shareholder relations and corporate communications. In this capacity as Senior
Vice President of the Company, the Executive shall have such duties, responsibilities and authority as are usual and customary for executives who hold the same or a substantially similar position with companies of comparable size in the same industry as the Company. In connection with any capacities, the Executive shall have such duties, responsibilities and authority as may from time to time be reasonably assigned to the Executive by the Board.

(5)      PLACE OF PERFORMANCE.

            In connection with the Executive's employment by the Company, the Executive shall be based at North Easton, Massachusetts, except for required travel on company business, and except as otherwise agreed to between the Executive and the Company.

(6)      COMPENSATION AND RELATED MATTERS.

         (1) Commencing on the date hereof, and during Executive's employment, the Company shall pay to the Executive an annual salary of $100,000.00, payable in equal installments on the first and fifteenth days of each month (or in such other installments consistent with the Company's policies and procedures and as agreed to by the Executive). The Executive's salary may be amended from time to time in accordance with normal business practices of the Company at the full discretion of the Board. The Executive shall receive a minimum of $3,500.00 per month with the remainder deferred if necessary.




         (2) During the Executive's employment hereunder, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in performing services hereunder, including all cellular telephone, business, travel, and living expenses while away from home on business or at the request of and in the service of the Company, provided that such expenses are incurred and accounted for in accordance with the Company's policies and procedures.

         (3) The Executive shall be entitled to the number of vacation days in each calendar year, and to compensation for earned but unused vacation days, determined in accordance with the Company's vacation plan or policy. The Executive shall also be entitled to all paid holidays provided by the Company to its other executives.

         (4) The Executive shall be entitled to suc other benefits, including, but not limited to, medical insurance, life insurance, disability insurance, and officers' and directors' insurance, determined in accordance with the Company's benefit plan or policy.

(7)      OFFICES.

            The Executive agrees to serve without additional compensation, if elected or appointed thereto, as a member of the Board or as a member of the Board of Directors of any subsidiary of the Company; provided, however, that the Executive is indemnified for serving in any and all such capacities to the fullest extent provided by applicable law.

(8)      TERMINATION.

         (1) As a result of death: If the Executive should die during the term of this agreement, the Executive's employment shall terminate on the Executive's date of death and the Executive's surviving spouse, shall be entitled to the Executive's Accrued Benefits and stock options as of the Termination Date.

         (2) As a result of Disability: If, as a result of the Executive's Disability, the Executive shall have been unable to perform the Executive's duties hereunder on a full-time, continuous basis for two (2) consecutive months or for an aggregate of three (3) months within any twelve (12) month period, the Company may terminate the Executive's employment. During the terms of the Executive's Disability prior to termination, the Executive shall continue to receive all salary and benefits payable under Section 6 hereof, including participation in all employee benefit plans, programs, and arrangements in which the Executive was entitled to participate immediately prior to the Disability; provided, however, that the Executive's continued participation is permitted under the terms and provisions of such plans, programs, and arrangements. In the event the Executive's employment is terminated on account of the Executive's Disability in accordance with this Subsection 8(b), the Executive shall receive the Executive's Accrued Benefits as of the Termination Date and shall remain eligible for all benefits provided by any long-term disability program of the Company in effect at the time of such termination. The payment of the Accrued Benefits by the Company to the Executive shall be in addition to, and not in lieu of, any benefits payable by reason of the Executive's Disability to the extent provided under any long-term disability program of the Company in effect at the time of the Executive's termination, or under any disability insurance policy, or otherwise.

         (3) Termination Without Cause: Either part to this Agreement may terminate the Executive's employment hereunder without cause at any time upon notice to the other party, and upon any such termination, the Executive shall be entitled to receive his Accrued Benefits. In the event that the Company terminates the Executive's employment pursuant to this Subsection 8c, the Executive shall receive from the Company within fourteen (14) days of the Termination Date a lump sum cash payment (the "Severance Payment"), as severance, in an amount equal to the full amount of his contractual salary and stock options as set forth in Subsection 6 hereof.

         (4) Termination as a result of cause. The Company may terminate the Executive for cause, upon the occurrence of any one or more of the following acts or omissions:

                  (ii) The determination in binding and final judgment, order or decree by a court or administrative agency of competent jurisdiction, that the Executive has engaged in fraudulent conduct, and the determination by the Board, in its sole discretion that such fraudulent conduct has a significant adverse impact on the Company;

                  (iv) The conviction of the Executive on a felony or misdemeanor involving moral turpitude (as evidenced by a binding and final judgment, order, or decree of a court of competent jurisdiction) and the determination by the Board, in its sole discretion, that such conviction has a significant adverse impact on the Company;

                  (vi)     The   refusal  by  the   Executive   to  perform  the
                           Executive's duties or responsibilities as determined by the Board;

                           In the event of termination for cause, as set forth above, the Executive will be entitled to receive his Accrued Benefits, but will not be entitled to the Severance Payment, except as otherwise provided by Texas law.

         (9) In the event that the Executive is terminated by the Company pursuant to Subsections 8(a), 8(b) and 8(c), all stock options granted pursuant to Subsection 6(g) as well as any stock options subsequently granted shall become fully vested as of the Termination Date. In the event that the Executive is terminated pursuant to Section 8(d), all stock option not vested at the time of termination shall immediately lapse.

(9)      TERMINATION NOTICE.

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

         (10)     NONDISCLOSURE OF PROPRIETARY INFORMATION.

         Recognizing that the Company is presently engaged, and may hereafter continue to be engaged, in the research and development of processes, the manufacturing of products, or the performance of services, which involve experimental and inventive work and that the success of its business depends upon the protection of such processes, products, and services by patent, copyright or secrecy and that the Executive has had, or during the course of Executive's engagement as an employee or consultant may have, access to Proprietary Information, as hereinafter defined, of the Company and that the Executive has furnished, or during the course of the Executive's engagement may furnish, Proprietary Information to the Company, the Executive agrees that:

         (1)      "Proprietary  Information"  shall  mean  any and all  methods, inventions, improvements or discoveries, whether or not patentable or copyrightable, and any other information of a secret, proprietary, confidential, or generally undisclosed nature relating to the Company, its products, customers, processes, and services, including information relating to testing research, development, manufacturing, marketing, and selling, disclosed to the Executive or otherwise made known to the Executive as a consequence of or through the Executive's engagement by the Company (including information originated by the Executive) in any technological area previously developed by the Company or developed, engaged in, or researched, by the Company during the term of the Executive's engagement, including, but not limited to, trade secrets, processes, products, formulae, apparatus, techniques, know-how, marketing plans, data, improvements, strategies, forecasts, customer lists, and technical requirements of customers, unless such information is in the public domain to such an extent as to be readily available to the Company's competitors. Such information does not include any information having to do with Company involvement in the oil and gas industry.

         (2) The Executive acknowledges that the Company has exclusive property rights to all Proprietary Information, and the Executive hereby assigns all rights that the Executive might otherwise possess in any Proprietary Information to the Company. The Executive will not at any time during or after the term of the Executive's engagement, which term shall include any time in which the Executive may be retained by the Company as a consultant, directly or indirectly use, communicate, disclose, or disseminate any Proprietary Information.

         (3) All documents, records, notebooks, notes, memoranda, and similar repositories of, or containing, Proprietary Information made or compiled by the Executive at any time or made available to the Executive prior to or during the term of Executive's engagement by the Company, including any and all copies thereof, shall be the property of the Company, shall be held by the Executive in trust solely for the benefit of the Company, and shall be delivered to the Company by the Executive on the termination of the Executive's engagement or at any other time on the request of the Company.

         (4) The Executive will not assert any rights under any inventions, copyrights, discoveries, concepts, or ideas, or improvements thereof, or know-how related thereto, as having been made or acquired by the Executive prior to the Executive's being engaged by the Company or during the term of the Executive's engagement if based on or otherwise related to Proprietary Information.

(11)     NON-COMPETE.

                  The Executive acknowledges the Company has and will continue to provide the Executive access to the Company's Proprietary Information, and further acknowledges that the Proprietary Information is valuable to the Company. The Executive further acknowledges that the Company has provided other items of value to the Executive, including stock options. In return, the Executive hereby agrees that during the Executive's employment, and for a period of one year from the termination thereof, the Executive will not, without the written consent of the Company:

                  (ii) Within any jurisdiction or marketing area in which the Company or any subsidiary thereof is doing business, own manage, operate, or control any Business, provided, however, that for purposes of the Subsection 11(a), ownership of securities of not in excess of five percent (5%) of any class of securities of a public company shall not be considered as owning, managing, operating, or controlling any Business; or

                  (iv) Within any jurisdiction or marketing area in which the Company or any subsidiary thereof is doing business, act as, or become employed as, an officer, director, employee, consultant or agent of any Business; or

                  (vi) Solicit any Business for, or sell any products that are in competition with the Company's products to, any company which is a customer or client of the Company or any of it subsidiaries as of the Termination Date; or

                  (viii)Solicit  the  employment  of,  or hire,  any  full  time employee employed by the Company or its subsidiaries as of the Termination Date.

         The term "Business" as used in this Section 11, shall mean any person or entity which engages in the same or substantially similar business as the Company, namely, the blending or packaging of chemicals for aftermarket use.

         (12)     REMEDIES AND JURISDICTION.

         (1) The Executive hereby acknowledges and agrees that a breach of the agreements contained in Section 11 of this Agreement will cause irreparable harm and damage to the Company, that the remedy at law for the breach or threatened breach of the agreements set forth in Section 11 of this Agreement will be inadequate, and that, in addition to all other remedies available to the Company for such breach or threatened breach (including, without limitation, the right to recover damages), the Company shall be entitled to injunctive relief for any breach or threatened breach of the agreements contained in
                  Section 11 of this Agreement.

         (2) All claims, disputes, and other matter in question between the parties arising under this Agreement, except those pertaining to Section 11 hereof, shall, unless otherwise provided herein, be decided by arbitration in the State of Texas in accordance with the National Rules for the Resolution of Employment Disputes of the American Arbitration Association (including such procedures governing selection of the specific arbitrator or arbitrators), unless the parties otherwise agree. The Company shall pay the costs of any such arbitration. The award by the arbitrator or arbitrators shall be final, and judgment may be entered upon it in accordance with applicable law in any state or federal court having proper jurisdiction.

(13)     ATTORNEYS' FEES.

         In the event that either party hereunder institutes any legal proceedings in connection with its rights or obligations under this Agreement, the prevailing party in such proceeding shall be entitled to recover from the other party all reasonable attorneys' fees and expenses incurred therein.

         (14)     SUCCESSORS.

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




         (15)     ENFORCEMENT.

         The provisions of this Agreement shall be regarded a divisible, and if any provisions or any part hereof is declared invalid or unenforceable by a court of competent jurisdiction, the validity and enforceability of the remainder of such provisions or the parts hereof add the applicability thereof shall not be affected thereby.

         (16)     AMENDMENT OR TERMINATION.

         This Agreement may not be amended or terminated during its term, except by written instrument executed by both the Company and the Executive.

(17)     SURVIVABILITY.

                  The provisions of Section 10, 11, 12 hereof and the provisions hereof relating to the payment of the Accrued Benefits and the Severance Payment shall survive the termination of this Agreement.

(18)     ENTIRE AGREEMENT.

                  This Agreement sets forth the entire agreement between the Executive and the Company with respect to the subject matter hereof and supersedes all prior oral or written agreements, negotiations, commitments, and understandings with respect thereof.

(19)     GOVERNING LAW; VENUE.

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

(20)     NOTICE.

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

                  ATTN: Chairman

With a copy to corporate counsel for the Company to:

                  Short & Ketchand, L.L.P.
                  11 Greenway Plaza, Suite 1520
                  Houston, Texas 77046

Or to such other address as the Company shall have given to the Executive or, if to the Executive to:

                  42 Brentwood Drive
                  North Easton, Massachusetts 02356

(21)     NO WAIVER.

                  No waiver by either party at any time of any breach by the other party of, or any failure by the other party to comply with, any condition or provisions of the Agreement to be performed by the other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same time or at any prior or subsequent time.

(22)     HEADINGS.

                  The headings herein contained are for reference only and shall not affect the meaning or interpretation of any provision of this Agreement.

                  23.      COUNTERPARTS.

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

                                THE COMPANY:

                                AFFILIATED RESOURCES CORPORATION, INC.,
                                A Colorado Corporation

                        BY:     _________________________________
                                Peter C. Vanucci, Chairman


                                   EXECUTIVE:

                                            -------------------------------
                                                           BARRY GOVERMAN