Form 10QSB
period 2000-03-31
AFFILIATED RESOURCES CORP
filed 2000-06-01
CIK 817125

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(MARK ONE)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

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
                                                    Yes   X        No

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.003 Par Value                      18,955,243
                                            (Shares outstanding as of
                                               March 31, 2000)

Transitional Small Business Disclosure Format (Check One)   Yes       No   X

                        AFFILIATED RESOURCES CORPORATION
                 QUARTERLY REPORT ON FORM 10-QSB FOR THE INTERIM
                           PERIOD ENDED March 31, 2000

                                TABLE OF CONTENTS
                                                                           Page
                                                                         Number
Part I.           Financial Information

Item I.  Financial Statements

         Balance Sheets at March 31, 2000 and December 31, 1999...............1

         Statements of Operations for the Three months Ended March 31,
         2000 and 1999........................................................3

         Statements of Cash Flows for the Three months Ended March 31,
         2000 and 1999........................................................4

         Notes to  Financial Statements.......................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................6

Part II.   Other Information

Item 1.  Legal Proceedings....................................................8

Item 6.  Reports on Form 8-K..................................................9

         Signatures...........................................................9

                        AFFILIATED RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                                                March 31,            December 31,
                                                                                  2000                   1999
                                                                          --------------------- ---------------------
                                                                               (Unaudited)             (Audited)
                                 ASSETS
Current Assets
   Cash and cash equivalents                                              $             10,496  $               8,490
   Accounts receivable                                                                   9,825                  6,900
   Inventory                                                                           581,335                606,100
   Prepaid expenses                                                                      6,046                  7,823
                                                                          --------------------  ---------------------

     Total Current Assets                                                              607,702                629,313
                                                                          --------------------  ---------------------

Property and Equipment
   Land                                                                                 41,000                 41,000
   Buildings                                                                           744,000                744,000
   Warehouse equipment                                                               2,423,348              2,423,348
   Office equipment and furniture                                                       76,344                 76,344
   Vehicles                                                                             39,784                 39,784
   Leasehold improvements                                                              334,125                334,125
   Oil and gas properties                                                               51,000                 51,000
                                                                          --------------------- ---------------------

                                                                                     3,709,601               3,709,601
   Less: Accumulated depreciation                                                      319,232                 257,232
                                                                          --------------------  ----------------------

                                                                                     3,390,369              3,452,369

Goodwill, net of accumulated amortization of $286,349 and $228,128
   at March 31, 2000 and December 31, 1999, respectively                             3,206,325              3,264,546

Deposits                                                                                 3,201                  3,201
                                                                          --------------------  ---------------------

                                                                          $          7,207,597  $           7,349,429
                                                                          ====================  =====================



                See accompanying notes to consolidated financial
                                  statements.

                                                                                March 31,            December 31,
                                                                                  2000                   1999
                                                                          --------------------- ---------------------
                                                                               (Unaudited)             (Audited)
                               LIABILITIES
Current Liabilities
   Notes Payable                                                          $            200,000  $              395,000
   Current maturities of long-term debt                                                 10,794                   9,300
   Accounts payable:
     Trade                                                                           1,175,162               1,220,953
     Related Parties                                                                   111,510                 106,888
   Accrued expenses                                                                    667,612                626,236
   Advances payable                                                                     40,000                 40,000
                                                                          --------------------  ---------------------

     Total Current Liabilities                                                       2,205,078              2,398,377

Long-Term Debt                                                                         835,978                343,561
                                                                          --------------------  ---------------------

                                                                                      3,041,056             2,741,938
                                                                          --------------------- ---------------------

                     STOCKHOLDERS' EQUITY

Preferred Stock, $1 par value, 10,000,000 shares authorized, no shares outstanding

Common Stock,  $.003 par value,
   25,000,000  shares  authorized,  18,955,243 and
   17,947,743 shares issued and outstanding at March
   31, 2000 and December 31, 1999, respectively                                          56,866                53,843

Additional Paid-In Capital                                                          17,159,457             16,957,480

Accumulated Deficit                                                                (10,790,164)           (10,031,466)

Unamortized Stock Compensation                                                      (2,253,618)            (2,366,366)

Treasury Stock, 641,026 shares at cost                                                  (6,000)                (6,000)
                                                                          --------------------- ----------------------

                                                                                     4,166,541              4,607,491
                                                                          --------------------  ---------------------

                                                                          $           7,207,597 $           7,349,429
                                                                          ===================== =====================



                See accompanying notes to consolidated financial
                                  statements.

                        AFFILIATED RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS






                                                                                  For the                For the
                                                                               Three Months           Three Months
                                                                                   Ended                  Ended
                                                                                 March 31,              March 31,
                                                                                   2000                   1999
                                                                           ---------------------  -------------------
                                                                                (Unaudited)            (Unaudited)
Revenues                                                                   $             74,630   $           182,513
Cost of Revenues                                                                         28,592               273,891
                                                                           --------------------   -------------------

Gross Margin                                                                             46,038               (91,378)

Selling, general and administrative expenses                                            556,852               344,950
Depreciation and amortization expenses                                                  120,221               118,999
Operating expenses                                                                      109,111                97,432
                                                                           --------------------   -------------------

                                                                                        786,184               561,381
                                                                           --------------------   -------------------

Loss from Operations                                                                   (740,146)              (652,759)

Other Income (Expense)
   Interest expense                                                                     (18,552)                (3,068)
                                                                           ---------------------  --------------------

Net Loss                                                                   $           (758,698)  $           (655,827)
                                                                           ====================   ====================

Net Loss Per Share                                                         $               (.04)  $               (.04)
                                                                           =====================  ====================

Weighted Average Shares Outstanding                                                  18,110,939             16,491,743
                                                                           ====================   ====================



                See accompanying notes to consolidated financial
                                  statements.

                        AFFILIATED RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS






                                                                                 For the                For the
                                                                              Three months           Three months
                                                                                  Ended                  Ended
                                                                                March 31,              March 31,
                                                                                  2000                   1999
                                                                          --------------------- ---------------------
                                                                               (Unaudited)            (Unaudited)
Cash Flows From Operating Activities:
   Net loss                                                               $           (758,698) $            (655,827)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization expense                                           120,221               118,999
       Non-cash compensation expense                                                   112,748                 63,410
       Changes in assets and liabilities:
         Accounts receivable                                                            (2,925)               (59,368)
         Inventory                                                                      24,765                132,976
         Prepaid expenses                                                                1,777                  7,509
         Accounts payable and accrued liabilities                                          207                 41,554
                                                                          --------------------  ---------------------

           Net Cash Used in Operating Activities                                      (501,905)              (305,747)

Cash Flows From Investing Activities:
   Purchase of equipment                                                                     0                 (8,361)
   Proceeds from sale of equipment                                                           0                 24,469
                                                                          --------------------  ---------------------

           Net Cash Provided (Required)  by Investing Activities                             0                 16,108

Cash Flows From Financing Activities:
   Proceeds from debt                                                                  510,000                 15,000
   Payments of debt                                                                   (211,089)
   Sale of common stock                                                                205,000                200,000
                                                                          --------------------  ---------------------

           Net Cash Provided by Financing Activities                                   503,911                215,000
                                                                          --------------------  ---------------------

Net Increase (Decrease) in Cash Equivalents                                              2,006               (119,639)

Cash and Cash Equivalents at Beginning of Period                                         8,490                144,123
                                                                          --------------------  ---------------------

Cash and Cash Equivalents at End of Period                                $             10,496  $              24,484
                                                                          ====================  =====================



                See accompanying notes to consolidated financial
                                  statements.

                        AFFILIATED RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


Note 1 - Basis of Presentation

         The consolidated financial statements of Affiliated Resources Corporation (formerly Synaptix Systems Corporation) (the "Company") included herein are unaudited for all periods ended March 31, 2000 and 1999. They reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the audited financial statements for the year ended December 31, 1999, which is included in the Company's annual report. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

Note 2 - Earnings Per Common and Common Equivalent Share

         Earnings  per  common  and  common  equivalent  share  are based on the
average  number  of  common  shares  and  dilutive   common  share   equivalents
outstanding for the three months ended March 31, 2000 and 1999.


Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

General

         The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward- looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-QSB and in the Company's Annual Report on Form 10-KSB, filed with the SEC on May 18, 2000, which may cause actual results to differ materially from those discussed in such forward-looking statement. The forward-looking statements within this Form 10-QSB are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward looking statements. The Company undertakes no obligation to publicly release the results of any revisions, to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, including its Form 10-KSB, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

         Introduction

         On December 30, 1998 the Company acquired all the outstanding stock of ChemWay Systems, Inc., a corporation that blends and packages chemicals for the automotive aftermarket. The Company commenced operations of ChemWay on January 7, 1999, and during the first quarter of 1999, ChemWay's facilities became operationally capable of providing customers with a full line of its products. Additionally, ChemWay is aggressively pursuing new product lines and marketing alliances to expand to a national market. While this process has been severely hampered by a lack of adequate working capital. ChemWay has begun to generate sales and is shipping product. The Company raised approximately $1,005,000 in private placements during the fiscal year ended December 31, 1999, $754,385 of which was used to pay ChemWay debt and other costs assumed pursuant to the Purchase Agreement. In March 2000, ChemWay secured a mortgage in the amount of $510,000 on its Cottonwood property in order to retire the first mortgage on the property and thereby fulfill a covenant of the Purchase Agreement.

         In June 1999, the Board determined to refocus the Company's efforts to grow the ChemWay operation as well as seek additional opportunities to provide immediate revenue and asset enhancement. By December 1999, the Company had finalized negotiations with Michael R. Bradle to acquire an interest in Seneca Energy Partners, L.P., and for Mr. Bradle to serve as the President, Chief Operating Officer and a director of the Company. In order to create a comprehensive business plan and facilitate planned expansion, in February 2000, the Company hired Mr. Barry Goverman as Senior Vice President and Chief Communications Officer and Ms. Catherine A. Tamme as Vice President and Chief Financial Officer. With the additional management in place, the Company believes it will be able to more aggressively pursue acquisition candidates that it believes will be suited to management's business plan to generate sufficient revenues and provide an asset base for continued growth. When evaluating acquisitions, the ability to use leverage in order to reduce the issuance of stock will be a significant factor, especially in the near term. Management's business strategy is to focus on the acquisition of those companies whose product or service is technically innovative or market proven and compatible with current operations, and whose market penetration can be significantly expanded through enhanced marketing or additional capitalization.

         Results of Operations

         Analysis of Three Months ended March 31, 2000 Compared to the Three Months ended March 31, 1999

         The following discussion is included to describe the Company's financial position and results of operations for the three months ended March 31, 2000 and 1999, respectively. The financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

         Revenues

         The Company recorded revenues of $74,630 for the three months ended March 31, 2000, compared with $182,513 for the same period in1999. The decrease in revenues is due in large part to a limited availability of working capital.

         General and Administrative Expenses

         General and administrative expenses were $556,852 and $344,950 for the three months ended March 31, 2000 and 1999, respectively. Depreciation and amortization was $120,221 and Operating expenses were $109,111 compared to $118,999 and $97,432 for the same period in 1999. These increases were mainly attributable to salaries, compensation paid by stock, professional fees, and travel expenses related primarily to the repositioning of ChemWay.

         Loss from Operations

         The Company had an operating loss of $758,698 for the three months ended March 31, 2000 and $655,827 for the same period in 1999. The loss for the period ended March 31, 2000 was the result of general and administrative costs as described above.

         Income Taxes

         The Company had no income tax expense. As of March 31, 2000, the Company had net operating loss carryfowards of approximately $9,000,000. The utilization of net operating carryforwards will be severely limited as determined pursuant to applicable provisions of the Internal Revenue Code and U.
S. Treasury regulations thereunder.

         Net Loss

         The Company had a net loss of $758,698 ($.04 per share) for the three months ended March 31, 2000, compared with a net loss of $655,827 ($.04 per share) for the same period in 1999. The net loss for the three months ended March 31, 2000 was attributable to an increase in administrative and operating expenses, along with limited revenues. This increase in expenditures was planned under the Company's operating plan following the acquisition of the ChemWay subsidiary in 1999. The plan anticipated that ChemWay would require a start up and restructuring period leading to full operational capability before revenues would be realized.

         Liquidity and Capital Resources

         At March 31, 2000, the Company maintained a negative liquidity position which is evidenced by a current ratio of .28 to 1. Management will continue to restructure the Company and seek to increase the Company's current ratio and liquidity, and generate capital which would provide cash flow for future operations and expansion.

         At March 31, 2000, the Company had a working capital deficiency of $1,597,376, compared to a working capital deficiency of $1,171,761 at March 31, 1999. The cash balance at March 31, 2000 was approximately $10,496 and at March 31, 1999 was $24,484.

         Cash used by operations totaled $501,905 (largely attributable to increased activity involved in the repositioning of ChemWay) for the three months ended March 31, 2000, compared to $305,747 for the same period in 1999. No cash was generated by investing activities for the three months ended March 31, 2000. Cash provided by financing activities during the three months ended March 31, 2000 totaled $503,911, which included the proceeds from the sale of stock.

         Financial Condition

         Management plans to expand the Company by introducing new products and by developing strategic marketing alliances to promote its existing products in the national market. In addition, expansion will also be achieved through selected, related industry, acquisitions using leverage, stock of the Company, or a combination of both. Management is confident that current discussion with investors will yield additional capital to pursue acquisitions and provide sufficient working capital for future operations. There can be no assurance that the Company will be able to raise sufficient additional capital to achieve these objectives or meet its working capital needs.


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

Item 6.  Exhibits and Reports on Form 8-K

           A.     Exhibits

                  None.

           B.     Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  AFFILIATED RESOURCES CORPORATION



Dated: May 31, 2000               By:     /s/ Peter C. Vanucci
                                     -------------------------
                                          Peter C. Vanucci, Chairman and CEO