Form 10QSB
period 2000-06-30
AFFILIATED RESOURCES CORP
filed 2000-08-21
CIK 817125

SECURITIES  AND  EXCHANGE  COMMISSION
                         WASHINGTON,  D.C.  20549

                                  FORM  10-QSB
(MARK  ONE)

  X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
 ---     EXCHANGE  ACT  OF  1934

        FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  2000

 ---    TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

       FOR  THE  TRANSITION  PERIOD  FROM  TO

                      COMMISSION  FILE  NUMBER:  000-31175

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

     Check  whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90  days.     YES   X    NO
                   ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

COMMON  STOCK,  $.003  PAR  VALUE                         22,795,243
                                                (SHARES  OUTSTANDING  AS  OF
                                                       JUNE  30,  2000)

TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT  (CHECK  ONE)   YES   NO   X
                                                                           -----

                      AFFILIATED  RESOURCES  CORPORATION
           QUARTERLY  REPORT  ON  FORM  10-QSB  FOR  THE  INTERIM
                           PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS
                                                                          PAGE
                                                                         NUMBER
PART  I.          FINANCIAL  INFORMATION

Item  I.     Financial  Statements

Balance  Sheets  at  June  30,  2000  and  December  31,  1999                1

Statements  of Operations for the Six months Ended June 30, 2000 and 1999     3

Statement  of  Operations  for  the  Three  Months  Ended  June  30,  2000
and  1999                                                                     4

Statements  of Cash Flows for the Six months Ended June 30, 2000 and 1999     5

Notes  to  Financial  Statements                                              6

Item  2.   Management's  Discussion  and  Analysis  of  Financial Condition
and Results  of  Operations                                                   6

PART  II.     OTHER  INFORMATION

Item  1.   Legal  Proceedings                                                 9

Item  6.   Reports  on  Form  8-K                                            10

Signatures                                                                   10

                   AFFILIATED  RESOURCES  CORPORATION
                    CONSOLIDATED  BALANCE  SHEETS




                                                                        JUNE 30,   December 31,
                                                                            2000           1999
                                                                     -----------  -------------
                                                                     (Unaudited)      (Audited)

                                    ASSETS

CURRENT ASSETS

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .  $     7,883  $       8,490
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .       10,922          6,900
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      532,060        606,100
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .        2,543          7,823
                                                                     -----------  -------------

Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . .      553,408        629,313
                                                                     -----------  -------------

PROPERTY AND EQUIPMENT
Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       41,000         41,000
Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      744,000        744,000
Warehouse equipment . . . . . . . . . . . . . . . . . . . . . . . .    2,423,348      2,423,348
Office equipment and furniture. . . . . . . . . . . . . . . . . . .       77,155         76,344
Vehicles. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       39,784         39,784
Leasehold improvements. . . . . . . . . . . . . . . . . . . . . . .      334,818        334,125
   Oil and gas properties . . . . . . . . . . . . . . . . . . . . .       51,000         51,000
                                                                     -----------  -------------

                                                                       3,711,105      3,709,601
Less: Accumulated depreciation. . . . . . . . . . . . . . . . . . .      381,775        257,232
                                                                     -----------  -------------

                                                                       3,329,330      3,452,369
                                                                     -----------  -------------

GOODWILL, net of accumulated amortization of $344,572 and $228,128
at June 30, 2000 and December 31, 1999, respectively. . . . . . . .    3,148,102      3,264,546

DEPOSITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,201          3,201
                                                                     -----------  -------------

                                                                     $ 7,034,041  $   7,349,429
                                                                     ===========  =============


                                                                                         JUNE 30,      December 31,
                                                                                             2000             1999
                                                                                     -------------    --------------
                                                                                       (Unaudited)         (Audited)

                           LIABILITIES

CURRENT LIABILITIES

Notes Payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    200,000   $     395,000
Current maturities of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . .         9,632           9,300
Accounts payable:
   Trade. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,281,650       1,220,953
   Related Parties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        88,101         106,888
Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       832,185         626,236
Advances payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15,000          40,000
                                                                                      -------------   -------------
Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,426,568       2,398,377

LONG-TERM DEBT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       639,848         343,561
                                                                                      -------------   -------------
                                                                                          3,066,416       2,741,938
                                                                                       -------------  --------------

                     STOCKHOLDERS' EQUITY

PREFERRED STOCK, $1 par value, 10,000,000 shares   authorized, no shares outstanding

COMMON STOCK, $.003 par value, 50,000,000 shares authorized,
22,795,243 and 17,947,743 shares issued and outstanding at June 30,
2000 and December 31, 1999, respectively. . . . . . . . . . . . . . . . . . . . . . .        68,386          53,843

ADDITIONAL PAID-IN CAPITAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18,035,937      16,957,480

ACCUMULATED DEFICIT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (12,003,900)    (10,031,466)

UNAMORTIZED STOCK COMPENSATION. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,126,798)     (2,366,366)

TREASURY STOCK, 641,026 shares at cost. . . . . . . . . . . . . . . . . . . . . . . .        (6,000)         (6,000)
                                                                                      -------------   -------------
                                                                                          3,967,625       4,607,491
                                                                                       -------------  --------------
                                                                                       $  7,034,041   $   7,349,429
                                                                                       =============  ==============

             See accompanying notes to consolidated financial statements

                               AFFILIATED  RESOURCES  CORPORATION
                            CONSOLIDATED  STATEMENTS  OF  OPERATIONS



                                               FOR THE         For the
                                               SIX MONTHS      Six Months
                                               ENDED           Ended
                                               JUNE 30,        June 30,
                                               2000            1999
                                               ------------  ------------
                                               (Unaudited)    (Unaudited)

REVENUES. . . . . . . . . . . . . . . . . . .  $   174,469       587,903

Cost of Revenues. . . . . . . . . . . . . . .       63,766       720,431
                                               ------------  ------------

GROSS MARGIN. . . . . . . . . . . . . . . . .      110,703     (132,528 )

Selling, general and administrative expenses.    1,606,371   $ 1,040,710
Depreciation and amortization expenses. . . .      240,986       356,998
Operating expenses. . . . . . . . . . . . . .      198,023       336,869
                                               ------------  ------------

                                                 2,045,380     1,734,577
                                               ------------  ------------

Loss from Operations. . . . . . . . . . . . .   (1,972,434)   (1,867,105)

OTHER INCOME (EXPENSE)
Interest expense. . . . . . . . . . . . . . .      (37,557)      (21,418)
                                               ------------  ------------

NET LOSS. . . . . . . . . . . . . . . . . . .  $(1,972,434)  $(1,888,523)
                                               ============  ============

Net Loss Per Share. . . . . . . . . . . . . .  $      (.10)  $      (.11)
                                               ============  ============

Weighted Average Shares Outstanding . . . . .   19,363,183    16,508,936
                                               ============  ============

             See accompanying notes to consolidated financial statements

                      AFFILIATED  RESOURCES  CORPORATION
                  CONSOLIDATED  STATEMENTS  OF  OPERATIONS



                                                FOR THE         For the
                                                THREE MONTHS    Three Months
                                                ENDED           Ended
                                                JUNE 30,        June 30,
                                                2000            1999
                                              --------------   --------------
                                               (Unaudited)     (Unaudited)

REVENUES. . . . . . . . . . . . . . . . . . .  $      99,839         405,390

Cost of Revenues. . . . . . . . . . . . . . .         35,174         446,540
                                               --------------  --------------

GROSS MARGIN. . . . . . . . . . . . . . . . .         64,665         (41,150)

Selling, general and administrative expenses.      1,049,519   $     695,760
Depreciation and amortization expenses. . . .        120,765         237,999
Operating expenses. . . . . . . . . . . . . .         88,912         239,437
                                               --------------  --------------

                                                   1,259,196       1,173,196
                                               --------------  --------------

Loss from Operations. . . . . . . . . . . . .     (1,194,531)     (1,214,346)

OTHER INCOME (EXPENSE)
Interest expense. . . . . . . . . . . . . . .        (19,205)        (18,350)
                                               --------------  --------------

NET LOSS. . . . . . . . . . . . . . . . . . .  $  (1,213,736)  $  (1,232,696)
                                               ==============  ==============

Net Loss Per Share. . . . . . . . . . . . . .  $        (.06)  $        (.04)
                                               ==============  ==============

Weighted Average Shares Outstanding . . . . .     20,292,880      16,491,743
                                               ==============  ==============

             See accompanying notes to consolidated financial statements

                       AFFILIATED  RESOURCES  CORPORATION
                    CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS



                                                                  FOR THE       For the
                                                                  SIX MONTHS    Six months
                                                                  ENDED         Ended
                                                                  JUNE 30,      June 30,
                                                                  2000          1999
                                                                  ------------  ------------
                                                                  (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(1,972,434)  $(1,232,696)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization expense. . . . . . . . . . .      240,987       237,999
      Non-cash compensation expense  . . . . . . . . . . . . . .      239,568       190,230
      Non-cash consulting expense . . . . . . . . . . . . . . .       606,500
      Changes in assets and liabilities:
         Accounts receivable . . . . . . . . . . . . . . . . . .       (4,022)      (51,985)
         Inventory.  . . . . . . . . . . . . . . . . . . . . . .       74,040       183,548
         Prepaid expenses. . . . . . . . . . . . . . . . . . . .        5,280         9,181
         Accounts payable and accrued liabilities. . . . . . . .      252,659       126,608
                                                                  ------------  ------------

            Net Cash Used in Operating Activities. . . . . . . .     (557,422)     (537,115)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment . . . . . . . . . . . . . . . . . . . .       (1,504)      (20,302)
   Proceeds from sale of equipment.. . . . . . . . . . . . . . .            0        24,469
                                                                  ------------  ------------

       Net Cash Provided (Required)  by Investing Activities . .       (1,504)        4,167

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt  . . . . . . . . . . . . . . . . . . . . .      510,000       210,000
   Payments of debt  . . . . . . . . . . . . . . . . . . . . . .     (213,381)      (15,672)
   Sale of common stock  . . . . . . . . . . . . . . . . . . . .      261,700       208,000
                                                                  ------------  ------------
        Net Cash Provided by Financing Activities. . . . . . . .      558,319       402,620
                                                                  ------------  ------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS. . . . . . . . . . .         (607)     (130,620)

Cash and Cash Equivalents at Beginning of Period . . . . . . . .        8,490       144,123
                                                                  ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . .  $     7,883   $    13,503
                                                                  ============  ============

Non-Cash investing and financing activities:
  Common stock issued for payment of note and
       interest payable. . . . . . . . . . . . . . . . . . . . .      199,800

  Common stock isued for advances payable. . . . . . . . . . . .       25,000

             See accompanying notes to consolidated financial statements

                       AFFILIATED  RESOURCES  CORPORATION
                 NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                JUNE  30,  2000

NOTE  1  -  BASIS  OF  PRESENTATION

     The consolidated financial statements of Affiliated Resources Corporation (formerly Synaptix Systems Corporation) (the "Company") included herein are unaudited for all periods ended June 30, 2000 and 1999. They reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the audited financial statements for the year ended December 31, 1999, which is included in the Company's annual report. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

NOTE  2  -  EARNINGS  PER  COMMON  AND  COMMON  EQUIVALENT  SHARE

     Earnings per common and common equivalent share are based on the average number of common shares and dilutive common share equivalents outstanding for the six months ended June 30, 2000 and 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-QSB and in the Company's Annual Report on Form 10-KSB, filed with the SEC on May 18, 2000, which may cause actual results to differ materially from those discussed in such forward-looking statement. The forward-looking statements within this Form 10-QSB are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, including its Form 10-KSB, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

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

     In May 2000 the Company signed an agreement with International Investment Banking, Inc. to facilitate investment banking and capitalization needs. The prior month (April 2000) the Company signed an agreement with Stockbroker
Presentations, Inc. to handle investor relations and the dissemination of information concerning the Company's stock.

RESULTS  OF  OPERATIONS

ANALYSIS OF SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

     The following discussion is included to describe the Company's financial position and results of operations for the six months ended June 30, 2000 and 1999, respectively. The financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

     REVENUES

     The Company recorded revenues of $110,703 for the six months ended June 30, 2000, compared with $405,390 for the same period in 1999. The decrease in revenues is due in large part to a limited availability of working capital.

     GENERAL  AND  ADMINISTRATIVE  EXPENSES

     General and administrative expenses were $1,606,371 and $1,040,710 for the six months ended June 30, 2000 and 1999, respectively.

     Depreciation and amortization was $240,986 and Operating expenses were $198,023 compared to $356,998 and $336,869 for the same period in 1999. These decreases were mainly attributable to decreased salaries, professional fees and travel and entertainment expenses.

     LOSS  FROM  OPERATIONS

     The Company had an operating loss of $1,972,434 for the six months ended June 30, 2000 and $1,867,105 for the same period in 1999. The loss for the period ended June 30, 2000 was more than the previous year as a result of the increase in general and administrative costs as described above.

     INCOME  TAXES

The Company had no income tax expense. As of June 30, 2000, the Company had net operating loss carryfowards of approximately $9,600,000. The utilization of net operating carryforwards will be severely limited as determined pursuant to applicable provisions of the Internal Revenue Code and U. S. Treasury regulations thereunder.

     NET  LOSS

The Company had a net loss of $1,972,434 ($.10 per share) for the six months ended June 30, 2000, compared with a net loss of $1,888,523 ($.04 per share) for the same period in 1999. The net loss for the six months ended June 30, 2000 was more than the previous year as a result of increased administrative and operating expenses.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 30, 2000, the Company maintained a negative liquidity position which is evidenced by a current ratio of .23 to 1. Management will continue to restructure the Company and seek to increase the Company's current ratio and liquidity, and generate capital which would provide cash flow for future operations and expansion.

     At June 30, 2000, the Company had a working capital deficiency of $1,873,160, compared to a working capital deficiency of $1,506,751 at June 30, 1999. The cash balance at June 30, 2000 was $7,883 and at June 30, 1999 was $13,503.

     Cash used by operations totaled $557,422 for the six months ended June 30, 2000, compared to $537,115 for the same period in 1999. Cash generated by investing activities totaled $1,504 for the six months ended June 30, 2000, compared to $4,167 for the same period in 1999. Cash provided by financing activities during the six months ended June 30, 2000 totaled $558,319, which included the proceeds from the sale of stock.

     FINANCIAL  CONDITION

     Management plans to expand the Company by introducing new products and by developing strategic marketing alliances to promote its existing products in the national market. In addition, expansion will also be achieved through selected, related industry, acquisitions using leverage, stock of the Company, or a combination of both. Management believes that current discussion with investors will yield additional capital to pursue acquisitions and provide sufficient working capital for future operations. There can be no assurance that the Company will be able to raise sufficient additional capital to achieve these objectives or meet its working capital needs.


PART  II  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. There is a claim that was made by an individual that was formerly employed by an unrelated company. The Company does not believe that this claim has merit.

     There is a lawsuit filed June 23, 2000, in the Judicial District Court of Harris County, Texas, by an employee claiming breach of contract. Management feels there is no merit to this claim.

     There is a lawsuit filed July 26, 2000, in the District Court of Matagorda County, Texas, received subsequent to June 30, 2000, management has only preliminarily reviewed the claim and at this time has not had the time to determine the merit or materiality of the claim.

     At the time of the acquisition of ChemWay, a number of vendor claims had been incurred in the normal course of business. Since the acquisition of ChemWay, several of the items have been paid and the Company believes that the final disposition of the items will not have a materially adverse effect upon the financial statements of the Company.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

A.     EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
------        -----------

10.1 Consulting Agreement by and between Stockbroker Presentations, Inc. and Affiliated Resources Corporation, dated April 26, 2000.

10.1.1 Addenda "A" to the Consulting Agreement by and between Stockbroker Presentations, Inc. and Affiliated Resources Corporation dated April 26, 2000.

10.2 Investment Banking Engagement Agreement by and between International Investment Banking, Inc. and Affiliated Resources, Dated May 3, 2000.

B.     REPORTS  ON  FORM  8-K

     None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       AFFILIATED  RESOURCES  CORPORATION



Dated:  August  21,  2000     By:     /s/  Peter  C.  Vanucci
                                      ----------------------------
                                      Peter  C.  Vanucci,  Chairman  and  CEO