Form 10QSB
period 2000-09-30
AFFILIATED RESOURCES CORP
filed 2000-11-15
CIK 817125

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549

                                   FORM 10-QSB
(MARK  ONE)

  X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
 ---    EXCHANGE  ACT  OF  1934

        FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  30,  2000

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

     YES   X    NO
          ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

COMMON  STOCK,  $.003  PAR  VALUE                         29,046,260
                                               (SHARES  OUTSTANDING  AS  OF
                                                    SEPTEMBER  30,  2000)

TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT  (CHECK  ONE)   YES   NO   X
                                                                           -----

                        AFFILIATED RESOURCES CORPORATION
                 QUARTERLY REPORT ON FORM 10-QSB FOR THE INTERIM
                         PERIOD ENDED SEPTEMBER 30, 2000


                              TABLE  OF  CONTENTS

                                                                           PAGE
                                                                         NUMBER

PART  I.     FINANCIAL  INFORMATION

ITEM  I.     FINANCIAL  STATEMENTS

             BALANCE  SHEETS  AT  SEPTEMBER  30,  2000  AND
             DECEMBER  31,  1999                                              1

             STATEMENTS  OF  OPERATIONS FOR THE NINE MONTHS
             ENDED SEPTEMBER  30,  2000  AND  1999                            3

             STATEMENT  OF  OPERATIONS  FOR THE THREE MONTHS
             ENDED SEPTEMBER  30,  2000  AND  1999                            4

             STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
             ENDED SEPTEMBER  30,  2000  AND  1999                            5

             NOTES  TO  FINANCIAL  STATEMENTS                                 6

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL
             CONDITION AND RESULTS  OF  OPERATIONS                            6


PART  II.    OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS                                              10

ITEM  6.     REPORTS  ON  FORM  8-K                                          11

             SIGNATURES                                                      12

                        AFFILIATED RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30,   December 31,
                                                                               2000           1999
                                                                      -------------   ------------
                                                                        (Unaudited)     (Audited)

                                    ASSETS

CURRENT ASSETS

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .  $     1,363     $       8,490
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .          790             6,900
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -           606,100
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .            -             7,823
                                                                     -----------     -------------

Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . .        2,153           629,313
                                                                     -----------     -------------

PROPERTY AND EQUIPMENT
Office equipment and furniture. . . . . . . . . . . . . . . . . . .       44,126            76,344
Leasehold improvements. . . . . . . . . . . . . . . . . . . . . . .       10,617           334,125
Oil and gas properties. . . . . . . . . . . . . . . . . . . . . . .       51,000            51,000
Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -            41,000
Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -           744,000
Warehouse equipment . . . . . . . . . . . . . . . . . . . . . . . .            -         2,423,348
Vehicles  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -            39,784
                                                                     -----------     -------------

                                                                         105,743         3,709,601
Less: Accumulated depreciation. . . . . . . . . . . . . . . . . . .       11,623           257,232
                                                                     -----------     -------------

                                                                          94,120         3,452,369
                                                                     -----------     -------------

GOODWILL, net of accumulated amortization of $3,537 and $344,572
at September 30, 2000 and December 31, 1999, respectively. . . . .       67,213         3,264,546

DEPOSITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,201             3,201
                                                                     -----------     -------------

                                                                     $   166,687     $   7,349,429
                                                                     ===========     =============

             See accompanying notes to consolidated financial statements


                                                                      SEPTEMBER 30,   December 31,
                                                                               2000           1999
                                                                      -------------   ------------
                                                                        (Unaudited)     (Audited)


                           LIABILITIES

CURRENT LIABILITIES

Notes Payable. . . . . . . . . . . . . . . . . . . . . . . . . . .    $  280,000     $     395,000
Current maturities of long-term debt . . . . . . . . . . . . . . .             -             9,300
Accounts payable:
   Trade . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       417,137         1,220,953
   Related Parties   . . . . . . . . . . . . . . . . . . . . . . .        60,906           106,888
Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .       731,703           626,236
Advances payable . . . . . . . . . . . . . . . . . . . . . . . . .        15,000            40,000
                                                                   -------------     -------------

Total Current Liabilities  . . . . . . . . . . . . . . . . . . . .     1,504,746         2,398,377

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . . . . .       140,000           343,561
                                                                   -------------     -------------
                                                                       1,644,746         2,741,938
                                                                   -------------    --------------

                     STOCKHOLDERS' EQUITY

PREFERRED STOCK, $1 par value, 10,000,000 shares authorized, no shares outstanding

COMMON STOCK, $.003 par value, 50,000,000 shares authorized,
   29,046,260 and 17,947,743 shares issued and outstanding
   at September 30, 2000 and December 31, 1999, respectively . . .        87,139            53,843

ADDITIONAL PAID-IN CAPITAL . . . . . . . . . . . . . . . . . . . .    19,806,326        16,957,480

ACCUMULATED DEFICIT  . . . . . . . . . . . . . . . . . . . . . . .   (20,355,020)      (10,031,466)

UNAMORTIZED STOCK COMPENSATION . . . . . . . . . . . . . . . . . .    (1,010,504)       (2,366,366)

TREASURY STOCK, 641,026 shares at cost . . . . . . . . . . . . . .        (6,000)           (6,000)
                                                                    -------------     -------------
                                                                      (1,478,059)        4,607,491
                                                                    -------------    --------------
                                                                    $    166,687     $   7,349,429
                                                                    =============    ==============

             See accompanying notes to consolidated financial statements

                               AFFILIATED  RESOURCES  CORPORATION
                            CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                                               FOR THE         For the
                                               NINE MONTHS     Nine Months
                                               ENDED           Ended
                                               SEPTEMBER 30,   September 30,
                                               2000            1999
                                               ------------  ------------
                                               (Unaudited)    (Unaudited)


Selling, general and administrative expenses.  $ 4,469,633   $   604,262
Depreciation and amortization expenses. . . .        6,037         5,832
                                               ------------  ------------

Loss from Operations. . . . . . . . . . . . .   (4,475,670)     (610,094)


OTHER INCOME (EXPENSE)
Interest expense. . . . . . . . . . . . . . .       (1,042)       (3,627)
                                               ------------  ------------

LOSS FROM CONTINUING OPERATIONS                 (4,476,712)     (613,721)
                                               ------------  ------------

DISCONTINUED OPERATIONS:
Loss from operations of ChemWay                   (845,126)   (1,006,022)
Estimated loss on disposal of ChemWay           (6,353,476)            -
                                               ------------  ------------

                                                (7,198,602)   (1,006,022)
                                               ------------  ------------


NET LOSS. . . . . . . . . . . . . . . . . .   $(11,675,314)  $(1,619,743)
                                               ============  ============

Net Loss Per Share:
Continuing Operations . . . . . . . . . . .   $       (.21)  $      (.04)
Discontinued Operations . . . . . . . . . .           (.34)         (.07)
                                               ------------  ------------
Net loss per share - basic and diluted . .    $       (.55)  $      (.11)
                                               ============  ============

Weighted Average Shares Outstanding . . . . .   21,411,889    14,236,509
                                               ============  ============

             See accompanying notes to consolidated financial statements

                      AFFILIATED  RESOURCES  CORPORATION
                  CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                                               FOR THE         For the
                                               THREE MONTHS    Three Months
                                               ENDED           Ended
                                               SEPTEMBER 30,   September 30,
                                               2000            1999
                                               ------------  ------------
                                               (Unaudited)    (Unaudited)


Selling, general and administrative expenses.  $ 3,108,509   $    70,097
Depreciation and amortization expenses. . . .        2,429         2,144
                                               ------------  ------------

Loss from Operations. . . . . . . . . . . . .   (3,110,938)      (72,241)


OTHER INCOME (EXPENSE)
Interest expense. . . . . . . . . . . . . . .       (1,042)       (1,836)
                                               ------------  ------------

LOSS FROM CONTINUING OPERATIONS                 (3,111,980)      (74,077)
                                               ------------  ------------

DISCONTINUED OPERATIONS:
Loss from operations of ChemWay                   (237,424)     (312,970)
Estimated loss on disposal of ChemWay           (6,353,476)            -
                                               ------------  ------------

                                                (6,590,900)     (312,970)
                                               ------------  ------------


NET LOSS. . . . . . . . . . . . . . . . . .   $ (9,702,880)  $  (387,047)
                                               ============  ============

Net Loss Per Share:
Continuing Operations . . . . . . . . . . .   $       (.14)  $      (.00)
Discontinued Operations . . . . . . . . . .           (.29)         (.02)
                                               ------------  ------------
Net loss per share - basic and diluted . .    $       (.43)  $      (.02)
                                               ============  ============

Weighted Average Shares Outstanding . . . . .   22,741,826    16,521,765
                                               ============  ============

             See accompanying notes to consolidated financial statements

                       AFFILIATED  RESOURCES  CORPORATION
                    CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS


                                                                  FOR THE       For the
                                                                  NINE MONTHS   Nine months
                                                                  ENDED         Ended
                                                                  SEPTEMBER 30, September 30,
                                                                  2000          1999
                                                                  ------------  ------------
                                                                  (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . $(11,675,314)  $(1,619,743)
Adjustments to reconcile net loss to net cash used in operating activities:
      Loss on disposal of ChemWay. . . . . . . . . . . . . . . .    6,353,476             -
      Depreciation and amortization expense. . . . . . . . . . .      360,277       350,567
      Non-cash compensation expense  . . . . . . . . . . . . . .    1,762,062       285,345
      Non-cash consulting expense  . . . . . . . . . . . . . . .    1,759,164             -
      Non-cash legal expense . . . . . . . . . . . . . . . . . .      203,778             -
      Changes in assets and liabilities:
         Accounts receivable . . . . . . . . . . . . . . . . . .          225       (18,027)
         Inventory.  . . . . . . . . . . . . . . . . . . . . . .      124,805       253,296
         Prepaid expenses. . . . . . . . . . . . . . . . . . . .        4,279        16,752
         Accounts payable and accrued liabilities. . . . . . . .      445,220       (29,735)
                                                                  ------------  ------------

Net Cash Used in Operating Activities. . . . . . . . . . . . . .     (662,028)     (762,544)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment . . . . . . . . . . . . . . . . . . . .       (1,503)      (20,302)
   Proceeds from sale of equipment.. . . . . . . . . . . . . . .            -        30,204
   Disposal of ChemWay . . . . . . . . . . . . . . . . . . . . .      (12,926)            -
                                                                  ------------  ------------

Net Cash Provided (Required)  by Investing Activities . . . . . .     (14,429)        9,902

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt  . . . . . . . . . . . . . . . . . . . . .      590,000       400,000
   Payments of debt  . . . . . . . . . . . . . . . . . . . . . .     (211,378)      (26,752)
   Sale of common stock  . . . . . . . . . . . . . . . . . . . .      290,708       208,000
                                                                  ------------  ------------
Net Cash Provided by Financing Activities. . . . . . . . . . . .      669,330       606,248
                                                                  ------------  ------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS. . . . . . . . . . .       (7,127)     (415,399)

Cash and Cash Equivalents at Beginning of Period . . . . . . . .        8,490       144,123
                                                                  ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . .  $     1,363   $    (1,271)
                                                                  ============  ============

Non-Cash investing and financing activities:
  Common stock issued for payment of note and
       interest payable. . . . . . . . . . . . . . . . . . . . .      197,292

  Common stock issued for advances payable. . . . . . . . . . . .      25,000


             See accompanying notes to consolidated financial statements

                        AFFILIATED  RESOURCES  CORPORATION
                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                             SEPTEMBER  30, 2000

NOTE  1  -  BASIS  OF  PRESENTATION

     The consolidated financial statements of Affiliated Resources Corporation (formerly Synaptix Systems Corporation) (the "Company") included herein are unaudited for all periods ended September 30, 2000 and 1999. They reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the audited financial statements for the year ended December 31, 1999, which is included in the Company's annual report. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

NOTE  2  -  EARNINGS  PER  COMMON  AND  COMMON  EQUIVALENT  SHARE

     Earnings per common and common equivalent share are based on the average number of common shares and dilutive common share equivalents outstanding for the nine months and three months ended September 30, 2000 and 1999, respectively.


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

     INTRODUCTION

     On December 30, 1998 the Company acquired all the outstanding stock of ChemWay Systems, Inc., a corporation that blends and packages chemicals for the automotive aftermarket. The Company commenced operations of ChemWay on January 7, 1999. The Company raised approximately $1,005,000 in private placements during the fiscal year ended December 31, 1999, $754,385 of which was used to pay ChemWay debt and other costs assumed pursuant to the Purchase Agreement. In March 2000, ChemWay secured a mortgage in the amount of $510,000 on its Cottonwood property in order to retire the first mortgage on the property and thereby fulfill a covenant of the Purchase Agreement.

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

     The resignation of Michael R. Bradle as President, Chief Operating Officer and Director of the Company was accepted on July 6, 2000. Mr. Bradle still serves as a consultant with the Company under an Agreement for Professional Services. Peter C. Vanucci, Chief Executive Officer and Chairman of the Board, will handle Mr. Bradle's former tasks until such time as a replacement is found.

     On September 11, 2000, the Company executed a letter of intent to acquire Modular Processing Technologies, Inc., a Nevada corporation. The acquisition is subject to the completion of due diligence and execution of a definitive acquisition agreement between the parties.

     During the quarter, the Company entered into contingent contracts with RTB Ventures, Inc., Jordan Grand Prix Limited and Tiger Trading Ltd. These contracts were primarily for the marketing and licensing of certain ChemWay products.

     Effective on September 26, 2000, the Company entered into a Settlement and Rescission Agreement with Evans Systems, Inc. and Way Energy, Inc., a Delaware corporation. Under the terms of the Settlement Agreement, which has an anticipated closing date of November 26, 2000, Evans and Way will terminate the lawsuit against the Company currently pending in the State of Texas. In addition, Evans will deliver to Affiliated an aggregate of 1,500,000 shares of outstanding Affiliated common stock for retirement, and will deliver to an escrow agent an additional 1,000,000 shares of outstanding Affiliated common stock which may be retired upon payment in full of a promissory note from Affiliated to Evans. The completion of this agreement is contingent upon the Company acquiring Modular Processing Technologies, Inc., a similar asset, or obtaining stockholder approval. In consideration of this agreement, the Company recorded a write down of the ChemWay asset to its estimated net realizable value. This write down amounts to $6,353,476 and is reflected in the third quarter financials.

     The Company has entered into negotiations to purchase a 25% interest held by Triasis Energy Partners, LLC in Triumph Energy Partners of Texas, LLP, subject to the execution of complete and final documents. The purchase is anticipated to be paid by the issuance of convertible preferred stock at a face value of $10 per share, with each share of preferred stock convertible to 2 shares of common stock. The number of shares to be issued will be determined at closing based on the final engineering report. Current engineering estimates place the net equity value to be purchased at $15,000,000.

     The Company's management plans to expand the Company by strategically identifying, acquiring and managing energy and energy related businesses whose products or services are technically innovative and market proven, and whose market penetration can be expanded through enhanced marketing or additional capitalization provided through a publicly traded corporation. Management believes that current discussions with investors will yield additional capital to pursue acquisitions and provide sufficient working capital for future operations.

     RESULTS  OF  OPERATIONS

     ANALYSIS OF NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

     The following discussion is included to describe the Company's financial position and results of operations for the nine months ended September 30, 2000 and 1999, respectively. The financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

     GENERAL  AND  ADMINISTRATIVE  EXPENSES

     General and administrative expenses were $4,469,633 and $604,262 for the nine months ended September 30, 2000 and 1999, respectively. The increase in expenses was primarily due to a settlement agreement entered into with an ex-employee and non-cash compensation for consulting arrangements.

     LOSS  FROM  CONTINUING  OPERATIONS

     The Company had a loss from continuing operations of $4,476,712 for the nine months ended September 30, 2000 and $613,721 for the same period in 1999. The loss for the period ended September 30, 2000 was more than the previous year as a result of the increase in general and administrative costs as described above.

INCOME  TAXES

     The Company had no income tax expense. As of September 30, 2000, the Company believes it has an operating loss carryforwards of over $10,000,000. The utilization of net operating carryforwards will be severely limited as determined pursuant to applicable provisions of the Internal Revenue Code and U.
S.  Treasury  regulations  thereunder.

DISCONTINUED  OPERATIONS

     The Company had an operating loss of $845,126 from the ChemWay operations for the nine months ended September 30, 2000, compared to $1,006,022 for the nine months ended September 30, 1999. As a result of the Settlement and Rescission Agreement with Evans Systems and Way Energy, the Company recorded a write down of $6,353,476 to the estimated net realizable value of ChemWay.

     NET  LOSS

     The Company had a net loss of $11,675,314 ($0.55 per share) for the nine months ended September 30, 2000, compared with a net loss of $1,619,743 ($.11 per share) for the same period in 1999. The net loss for the nine months ended September 30, 2000 was more than the previous year largely due to the disposal and write down of the ChemWay operation.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     At September 30, 2000, the Company maintained a negative liquidity position which is evidenced by a current ratio of .001 to 1. Management will continue to restructure the Company and seek to increase the Company's current ratio and liquidity, and generate capital which would provide cash flow for future operations and expansion.

     At September 30, 2000, the Company had a working capital deficiency of $1,478,059, compared to a working capital deficiency of $1,769,064 at September 30, 1999. The cash balance at September 30, 2000 was $1,363 and at September 30, 1999 was $8,490.

     Cash  used  by  operations  totaled  $662,028  for  the  nine  months ended
September 30, 2000, compared to $762,544 for the same period in 1999. Cash required by investing activities totaled $14,429 for the nine months ended September 30, 2000, compared to $9,902 generated for the same period in 1999. Cash provided by financing activities during the nine months ended September 30, 2000 totaled $669,330, which included the proceeds from the sale of stock.

     FINANCIAL  CONDITION

     Management plans to expand the Company by introducing new products and by developing strategic marketing alliances to promote its existing products in the national market. In addition, expansion will also be achieved through selected, related industry, acquisitions using leverage, stock of the Company, or a combination of both. Management believes that current discussions with investors will yield additional capital to pursue acquisitions and provide sufficient working capital for future operations. There can be no assurance that the Company will be able to raise sufficient additional capital to achieve these objectives or meet its working capital needs.

PART  II  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     We may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of our business. Currently, we are defendants in four actions which, if we are unsuccessful in defending, could have a material adverse effect on our results of operations.

     1. We are currently a defendant in an action entitled Evans Systems, Inc. and Way Energy, Inc. v. Affiliated Resources Corporation, et al; Cause No. 00-J-0443-C filed in the 130th Judicial Court of Matagorda County, Texas. The plaintiff, former owners of our subsidiary ChemWay Systems, Inc., are suing to foreclose alleged liens and recover the assets of our subsidiary ChemWay. Evans and Way Energy have alleged claims for breach of contract alleging that we failed to perform under the terms of our agreement to acquire ChemWay. We adamantly dispute their claims and will vigorously defend the lawsuit. No assurances can be made however, that we will be successful in defending the action. Failure to successfully defend the action will result in a material adverse effect on our results of operations. We have entered into a Settlement and Rescission Agreement to terminate this lawsuit and sell ChemWay back to Evans.

     2. We are also currently a defendant in an action entitled Virginia Lazar vs. Affiliated Resources Corporation et al; Cause No. 2000-32073 filed in the 133rd Judicial District Court of Harris County, Texas. This is an action by a former employee which seeks, among other things, back salary in the alleged amount of $310,000 and options to purchase 500,000 shares of our common stock. We dispute Ms. Lazar's claims and will vigorously defend the action. Failure to successfully defend the action may result in a material adverse effect on our results of operations.

     3. We are also currently a defendant in an action entitled Wayne Philips and Bob Limbaugh DBA Limbaugh, Rushmore Philips & Associates LLC vs. Harris "Butch" Ballow and Affiliated Resources Corp.; Cause No. 2000-19099 filed in the 164th Judicial District Court of Harris County, Texas. Plaintiffs in this case claim that they had a contract with the our predecessor entitling them to be directors of the Company. Plaintiffs also claim damages of $38,300 and up to one million shares of our common stock. We plan to vigorously defend this action. Failure to successfully defend the action may result in a material adverse effect on our results of operations.

     4. We have been named as a defendant in an action entitled Harry Russell "Sandy" Stokes, III vs. Affiliated Resources Corporation f/k/a Synaptix Corporation, Peter C. Vanucci and Virginia M. Lazar; Cause No. 2000-45414 filed in the 165th Judicial District Court of Harris County, Texas. Plaintiffs in the case allege that we refused to allow the sale of Plaintiff's stock on a timely basis causing loss to him. Pursuant to numerous alleged courses of action, actual damages are alleged to be $320,526.27 and Plaintiff also seeks treble damages, punitive damages of $12 million, plus interest and attorneys fees. No discovery has been taken. We dispute the claims made in this lawsuit, and plan to vigorously defend this action. Failure to successfully defend the action may result in a material adverse effect on our results of operations.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

A.     EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
------        -----------

2 Settlement and Rescission Agreement by and among Evans Systems. Way Energy, Inc. and Affiliated Resources Corporation, dated September 26, 2000(1)

10 Settlement Agreement and Release by and between Michael R. Bradle and Affiliated Resources Corporation, dated June 7, 2000

10.1 Agreement for Professional Services by and between The Bradle Group, Inc. and Affiliated Resources Corporation, dated June 7, 2000

10.2 Distribution and Compensation Agreement by and between RTB Ventures, Inc. and Affiliated Resources Corporation, dated August 1, 2000

10.3 Amendment No. 1 to Agreement for Professional Services and Compensation dated December 27, 1999 by and among Seneca Energy Partners L.P., Lonestar Investment Management, L.L.C. and Affiliated Resources Corporation, dated August 29, 2000

10.4 Licensing Agreement by and between Jordan Grand Prix Limited and Affiliated Resources Corporation, dated August 31, 2000

10.5 Letter of Intent in the Acquisition of Modular Processing Technologies, Inc. by Affiliated Resources Corporation, dated September 11, 2000(2)

10.6 Royalty Agreement by and between Tiger Trading, Ltd. and Affiliated Resources Corporation, dated September 14, 2000

10.7 Promissory Note by and between Way Energy, Inc. and Affiliated Resources Corporation, dated September 26, 2000

17            Resignation  Letter  of  Michael  R.  Bradle


------------------

(1) Incorporated herein by reference in Registrant's Report on Form 8-K, dated October 13, 2000

(2) Incorporated herein by reference in Registrant's Report on Form 8-K, dated September 28, 2000

B.     REPORTS  ON  FORM  8-K


1. A Form 8-K was filed on October 13, 2000 announcing the Settlement and Rescission Agreement with Evans Systems, Inc. and Way Energy, Inc.

2. A Form 8-K was filed on September 28, 2000 announcing a Letter of Intent with Modular Processing Technologies, Inc.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                         AFFILIATED  RESOURCES  CORPORATION



Dated:  November  14,  2000              By:      /s/  Peter  C.  Vanucci
                                                   ------------------------
                                         Peter  C.  Vanucci,  Chairman  and  CEO